Form 10QSB
period 1996-06-30
DIGITAL DICTATION INC
filed 1996-08-16
CIK 1002665

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                 QUARTERLY REPORT UNDER  SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996.




                             DIGITAL DICTATION, INC.



                      Incorporated in the State of Delaware

                            8230 Old Courthouse Road
                             Vienna, Virginia, 22182

                           Telephone :  (703) 848-2830
                  I.R.S. Employer Identification No. 52-1451022

                         Commission file number 0-27052








Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                             YES   X       NO
                                 -----        -----

The number of shares outstanding of the Issuer's $.01 par value Common Stock as of August 14, 1996 was 6,257,480.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS


Index to unaudited condensed financial statements presented on pages 3 to 8:

  Condensed balance sheets as of June 30, 1996 and December 31, 1995

  Condensed statements of income for the three- and six-month periods ended June 30, 1996 and 1995

  Condensed statements of cash flows for the six months ended June 30, 1996 and 1995

  Notes to condensed financial statements

                             DIGITAL DICTATION, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                                                June 30,          December 31,
          ASSETS                                                                  1996                1995
                                                                              ------------        ------------
Current assets
     Cash and cash equivalents                                                $     60,439        $     32,534
     Accounts receivable                                                           923,809             714,206
     Employee receivables                                                            7,199              23,024
     Prepaid expenses and other                                                     46,395              24,580
                                                                              ------------        ------------
          Total current assets                                                   1,037,842             794,344

Property and equipment, net                                                        799,221             845,629
                                                                              ------------        ------------
          Total assets                                                        $  1,837,063        $  1,639,973
                                                                              ------------        ------------
                                                                              ------------        ------------
     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
     Borrowings under line of credit                                          $    279,576        $    264,747
     Accounts payable                                                              137,592             212,343
     Accrued payroll and payroll taxes                                             167,882             129,100
     Due to stockholder                                                             26,770
     Dividends payable                                                                                  44,791
     Current portion of long-term debt                                               6,139              56,390
     Current portion of capital lease obligations                                   41,027              68,798
     Current income taxes payable                                                   15,000
     Current deferred income taxes                                                 255,000             152,000
                                                                              ------------        ------------
          Total current liabilities                                                928,986             928,169

Long-term debt, non current portion                                                  9,670

Capital lease obligations, non current portion                                      40,892              57,064

Non current deferred income taxes                                                   54,000              50,000

Stockholders' equity
     Common stock, par value $.01 per share, 20,000,000 shares
          authorized, 6,257,480 shares issued and outstanding                       62,575              62,575
     Additional paid-in capital                                                    571,496             571,496
     Retained earnings (deficit)                                                   169,444             (29,331)
                                                                              ------------        ------------
          Total stockholders' equity                                               803,515             604,740

Commitments - Note 10

          Total liabilities and stockholders' equity                          $  1,837,063        $  1,639,973
                                                                              ------------        ------------
                                                                              ------------        ------------



            See accompanying notes to condensed financial statements.

                             DIGITAL DICTATION, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                                                                         Three months ended                   Six months ended
                                                                              June 30,                            June 30,
                                                                         ------------------                   ----------------
                                                                         1996           1995                1996           1995
                                                                      -----------    ----------          ----------     ----------
Revenues                                                              $1,706,780     $1,251,754          $3,249,062     $2,406,084

Cost of services                                                       1,083,531        862,398           2,139,722      1,604,523
                                                                      ----------     ----------          ----------     ----------
Gross profit                                                             623,249        389,356           1,109,340        801,561

General and administrative expenses                                      432,051        269,600             767,275        566,982
                                                                      ----------     ----------          ----------     ----------
Operating income                                                         191,198        119,756             342,065        234,579

Other income (expense)
     Interest and other income                                                82            739                  96          1,458
     Interest expense                                                     (9,060)        (5,277)            (21,386)       (10,484)
                                                                      ----------     ----------          ----------     ----------
Income before income taxes                                               182,220        115,218             320,775        225,553

Provision for income taxes                                                69,000                            122,000
                                                                      ----------     ----------          ----------     ----------
     Net income                                                       $  113,220     $  115,218          $  198,775     $  225,553
                                                                      ----------     ----------          ----------     ----------
                                                                      ----------     ----------          ----------     ----------



Net income per share                                                        $.02                               $.03
                                                                            ----                               ----
Weighted average shares outstanding                                    6,257,480                          6,257,480
                                                                      ----------                         ----------
                                                                      ----------                         ----------



Pro forma data:
     Net income, as reported                                                         $  115,218                         $  225,553
     Pro forma provision for income taxes                                                42,000                             83,000
                                                                                     ----------                         ----------
     Pro forma net income                                                            $   73,218                         $  142,553
                                                                                     ----------                         ----------
                                                                                     ----------                         ----------

     Pro forma net income per share                                                        $.01                               $.02
                                                                                           ----                               ----
                                                                                           ----                               ----
     Weighted average shares outstanding                                              6,257,480                          6,257,480
                                                                                     ----------                         ----------
                                                                                     ----------                         ----------




            See accompanying notes to condensed financial statements.

                             DIGITAL DICTATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                                   Six months ended June 30,
                                                                                   1996                1995
                                                                                ----------          ----------
Cash flows from operating activities
     Net income                                                                 $  198,775          $  225,553
     Charges to operations not affecting cash:
          Depreciation and amortization                                            134,463             109,037
          Deferred income tax provision                                            107,000
     Changes in operating assets and liabilities:
          Accounts receivable                                                     (209,603)              2,800
          Employee receivables                                                      15,825               9,835
          Prepaid expenses and other                                               (21,815)            (10,644)
          Accounts payable                                                         (74,751)             26,834
          Accrued payroll and payroll taxes                                         38,782             (21,233)
          Current income taxes payable                                              15,000
                                                                                ----------          ----------
               Net cash provided by operating activities                           203,676             342,182
                                                                                ----------          ----------
Cash flows from investing activities
     Additions to property and equipment                                           (88,055)           (133,863)
                                                                                ----------          ----------
          Net cash used by investing activities                                    (88,055)           (133,863)
                                                                                ----------          ----------
Cash flows from financing activities
     Net increase in borrowings under line of credit                                14,829
     Proceeds from advance from stockholder                                         36,035
     Dividends paid on earnings prior to recapitalization                          (44,791)           (122,052)
     Reduction of balance due to stockholder                                        (9,265)
     Reduction of long-term debt                                                   (40,581)            (29,080)
     Reduction of capital lease obligations                                        (43,943)            (42,768)

                                                                                ----------          ----------
          Net cash used by financing activities                                    (87,716)           (193,900)
                                                                                ----------          ----------
Increase in cash                                                                    27,905              14,419

Cash and cash equivalents at beginning of period                                    32,534               1,722
                                                                                ----------          ----------

Cash and cash equivalents at end of period                                      $   60,439          $   16,141
                                                                                ----------          ----------
                                                                                ----------          ----------



            See accompanying notes to condensed financial statements.

                             DIGITAL DICTATION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - THE COMPANY

     Digital Dictation, Inc. (the "Company" or "DDI") provides transcription services for various medical facilities. The Company is incorporated in the State of Delaware and commenced operations during 1989. In June, 1995 Mr. Richard D. Cameron, now the President and Chief Executive Officer of DDI, acquired all of the issued and outstanding shares of common stock of the Company. In connection therewith, Mr. Cameron obtained a loan from Proactive Partners, L.P., a California limited partnership ("Proactive"), pursuant to a Note Purchase Agreement and Promissory Note. The terms of the Note provided for payment through the transfer to Proactive of 50% of Mr. Cameron's shares of DDI in connection with a merger of DDI with and into a public shell company.

     On October 10, 1995, the Company was acquired by SonoChem, Inc, ("SonoChem") an inactive public corporation, in a non-taxable reverse acquisition pursuant to Section 368(a) of the Internal Revenue Code of 1986 and Plan of Merger dated September 15, 1995. SonoChem acquired all of the Company's issued and outstanding shares of common stock in exchange for 5,944,606 shares of SonoChem's $.01 par value common stock. As a result of this issuance, the previous holders of the Company's common stock now hold 95% of the issued and outstanding shares of SonoChem. Concurrent with this transaction, SonoChem's name was changed to Digital Dictation, Inc.

     For financial reporting purposes, this transaction has been treated as a recapitalization of the Company, with the Company in the position of acquirer in a reverse acquisition. The historical financial statements prior to October 10, 1995 are those of the Company. Pro forma financial statements for prior periods are not presented because a business combination did not occur; however, pro forma presentation of income tax expense for prior periods has been made. The recapitalization of the Company's authorized, issued and outstanding common stock has been given retroactive effect in the accompanying financial statements.


NOTE 2 - PRESENTATION OF FINANCIAL STATEMENTS


     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


NOTE 3 - PROPERTY AND EQUIPMENT

                                                  June 30,          December 31,
                                                    1996                1995
                                                -----------         -----------
     Dictation and other equipment              $ 1,565,755         $ 1,479,526
     Furniture and fixtures                          65,859              65,860
     Leasehold improvements                          44,343              44,343
     Automobile                                      23,400              23,400
     Software                                        47,720              45,894
                                                -----------         -----------
                                                  1,747,077           1,659,023
     Accumulated depreciation and amortization     (947,856)           (813,394)
                                                -----------         -----------
                                                $   799,221         $   845,629
                                                -----------         -----------
                                                -----------         -----------

NOTE 4 - DUE TO STOCKHOLDER

     During May 1996 Mr. Cameron repaid, on behalf of the Company, unsecured installment notes totalling $36,035 (See Note 6.) The balance due of $26,770 at June 30, 1996 is payable to Mr. Cameron in installments through December 1996 with interest at 10% per annum. This repayment schedule is on the same terms as the original notes.


NOTE 5 - BORROWINGS UNDER LINE OF CREDIT

     The Company has a $450,000 line of credit available from Merrill Lynch Business Financial Services, Inc. through June 30, 1997. Borrowings under this line of credit at June 30, 1996 amounted to $279,576. Interest is payable at prime plus one per cent per annum (9.2% at June 30, 1996). The line of credit is secured by all assets of the Company.

     Borrowings under this line of credit are solely for working capital purposes. The related loan and security agreement requires the Company to submit annual reviewed financial statements within 120 days after the end of each fiscal year, and unaudited interim financial statements within 45 days after the end of each fiscal quarter. The Company is in compliance with these reporting covenants.


NOTE 6 - LONG-TERM DEBT


                                                     June 30,      December 31,
                                                       1996            1995
                                                      ---------     -----------
     Automobile installment loan, 10% interest,
          due December 1998                           $  15,809
     Unsecured installment notes, 10% interest,
          due December 1996, prepaid in May 1996
          (See Note 4)                                              $    56,390
                                                      ---------     -----------
                                                         15,809          56,390
     Less current portion                                (6,139)        (56,390)
                                                      ---------     -----------
                                                      $   9,670     $         -
                                                      ---------     -----------
                                                      ---------     -----------
NOTE 7 - CAPITAL LEASES

     The Company leases various equipment under long-term contracts. Property and equipment includes the following amounts for leases that have been capitalized:

                                                       June 30,    December 31,
                                                         1996          1995
                                                      ---------     -----------
     Dictation and other equipment                    $ 302,953     $   464,303
     Allowance for depreciation                        (154,463)       (277,085)
                                                      ---------     -----------
                                                      $ 148,490     $   187,218
                                                      ---------     -----------
                                                      ---------     -----------

NOTE 8 - INCOME TAXES AND CHANGES IN TAX STATUS

     As a result of the reverse acquisition described in Note 1, on October 10, 1995 the Company's income tax status changed. Effective October 10, 1995, the Company is required to pay income taxes on its earnings, including deferred taxes existing at the time that the S corporation status was terminated. At December 31, 1995, the Company had net operating loss carryforwards, expiring in 2010, aggregating approximately $73,000 available to offset future taxable income.

     For periods through October 9, 1995, profits and losses of the Company are reported in the individual income tax returns of the stockholder under provisions of Subchapter S of the Internal Revenue Code. Periodic distributions have been made to the Company's former stockholder, part of which represent the estimated income tax liability on the S corporation earnings which is the responsibility of the individual stockholder.

     The unaudited pro forma adjustment to reflect income taxes in the accompanying statement of income is for information purposes only and has been calculated based on the estimated effective tax rate for 1995, assuming the Company had been subject to corporate income taxes.


NOTE 9 - STOCK OPTION PLAN

     In March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its full-time employees and consultants (the "Employee Plan") and reserved 800,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. The Employee Plan incorporated options for the purchase of 525,000 shares of common stock, exercisable at $.76 per share, previously granted to five employees. In
June 1996 options for the purchase of an aggregate of 40,000 shares of common stock, exercisable at $1.00 per share, were granted to two consultants. All options granted to date under the Employee Plan vest at the rate of 25% per year, beginning one year after the date of grant, and have a term of ten years. As of June 30, 1996, no portion of these outstanding options had become exercisable.

     Also in March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its directors (the "Director Plan") and reserved 500,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. Initial grants were made of options to purchase 75,000 shares of common stock to each of the Company's four directors. These options vest at the rate of one-third per year beginning one year after the date of grant, have an exercise price of $.76 per share, and have a term of ten years.


NOTE 10 - COMMITMENTS

     Future minimum lease payments under capital leases for equipment and non-cancelable operating leases for office space, equipment and an automobile as of June 30, 1996 are as follows:

       Year ending                         Capital     Operating
        June 30,                           Leases       Leases           Total
        --------                        ----------    ---------     -----------
          1997                          $   48,188    $  20,855     $    69,043
          1998                              35,939       12,131          48,070
          1999                               7,998        1,335           9,333
                                        ----------    ---------     -----------
     Total minimum lease payments           92,125    $  34,321     $   126,446
                                                      ---------     -----------
                                                      ---------     -----------
     Amount representing interest          (10,206)
                                         ----------
     Present value of net minimum lease
     payments (including $41,027
     classified as current)             $   81,919
                                        ----------
                                        ----------

     Rent expense under operating leases for the six months ended June 30, 1996 and 1995 totalled $27,839 and $24,077, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL POSITION AND RESULTS OF OPERATIONS


                           DESCRIPTION OF THE BUSINESS

     Digital Dictation, Inc. ("DDI" or the "Company") provides medical transcription services to institutional health care providers, including hospitals, health maintenance organizations (HMO's), and emergency medicine facilities located in various parts of the country. The Company's business involves the transcription of medical reports which have been dictated by physicians and other medical professionals, into computer readable form and/or hard copy. The Company's emphasis is on the management and control of the entire dictation and transcription process for its clients.

     Management believes that DDI is one of the few firms in its industry that has successfully created a centralized, automated transcription service able to serve a national client base from a single location. DDI has developed a proprietary in-hospital transcription processing system that provides totally automated processing of all incoming transcriptions through an electronic link with the Company's centralized processing system in its Virginia Operations Center in Vienna, Virginia. The Company utilizes high caliber independent medical transcriptionists ("IMT's"), working from their homes throughout the country, who are connected to the Virginia Operations Center via computer modem.

     The Company presently serves twenty-five major hospitals, six of which are located in the Washington, D.C. metropolitan area, five in Virginia, four in Pennsylvania, three in California, two in New Jersey and Ohio, and one each in Illinois, Maryland and Michigan. These client hospitals include St. John's Regional Medical Center in Oxnard, California, Michael Reese Hospital and Medical Center in Chicago, St. Francis Medical Center in Pittsburgh, the National Naval Medical Center in Bethesda, Maryland, and the Arlington Hospital in Arlington, Virginia.

     Management has evaluated opportunities to expand the Company through acquisitions, to expand its service offerings to include overflow transcription services, to diversify its client base to serve physicians' offices, and to sell or license its technology to other companies. Management strongly believes, however, that the growth and profitability of the Company can best be optimized by continuing to focus on DDI's core business and resist the temptation to diversify into other areas.

     The Company is prepared to launch a major marketing offensive, aimed at exposing and educating potential clients to the benefits that can be realized from a technology-based, quality-focused company. This marketing plan will capitalize on the Company's excellent reputation in the industry and will utilize the willingness of existing clients to testify as to the Company's high level of service. The Company recently hired one regional manager in California, and expects to hire additional regional managers in other parts of the country during the next two years, to provide new business development and locally based client support.


                         EMPLOYEES AND TRANSCRIPTIONISTS

     As of June 30, 1996, the Company had thirteen full-time employees and one part-time employee in its principal executive offices and Virginia Operations Center, in addition to the regional marketing manager in the Santa Barbara, California office. DDI also has arrangements with more than 175 home-based transcriptionists who are either CMT-certified or in the process of becoming certified. Transcriptionists work from their homes, setting their own hours any time during the day or night. The transcriptionists are paid bi-weekly in accordance with the amount of transcription they produce, as opposed to an hourly rate. The Company has subcontract agreements with all of the transcriptionists which specify the quality and delivery requirements and set forth the method and rate for payment.

             DISCUSSION OF OPERATING RESULTS AND FINANCIAL CONDITION

     The Company has reported average annual growth in revenues over the past five fiscal years of 34%. DDI focuses on securing long-term contracts for full-service (outsourced) medical transcription services rather than overflow services from medical institutions. As a result, each client contract produces a fairly consistent stream of revenue paid on a weekly basis.

     Total revenue from all contracts each week (the "run rate") is management's key indicator of current financial performance. The acquisition of a new client results in an immediate positive impact on the weekly run rate, as revenue is increased by the full weekly amount of the new contract. At the same time, the Company has been able to maintain its existing client base. Since January 1, 1990, the Company has added twenty-one new clients to its original base of five, while losing only one client, an emergency facility whose transcription needs were taken over by its parent hospital.

     Annual revenues for the preceding five fiscal years were as follows:

                              For the year ended December 31,
               ---------------------------------------------------------------
                   1995         1994         1993         1992         1991
               -----------  -----------  -----------  -----------  -----------
  Revenues     $ 5,057,585  $ 3,838,076  $ 2,745,897  $ 2,354,043  $ 1,602,748


     The Company's record of adding new clients while maintaining existing client loyalty has resulted in a stable and generally predictable annual revenue growth rate. As DDI continues to expand its market nationally and exploit its technology and client support, management anticipates the ability to continue to increase annual revenue in line with historic trends, although there can be no assurances that such annual revenue growth rates will be sustained.

     Revenues of $1,707,000 for the second quarter of 1996 were 36% higher than the revenues of $1,252,000 for the second quarter of 1995 primarily as a result of additional hospitals being taken on as clients, without any reduction in the existing client base. For the first half of 1996, revenues of $3,249,000 were 35% higher than the revenues of $2,406,000 for the first half of 1995. As of June 30, 1995, the Company was providing services to nineteen health care institutions, while currently, DDI is providing services to twenty-five health care institutions. The weekly run rate was approximately $135,000 as of June 30, 1996 as compared to approximately $95,000 as of as of June 30, 1995. Management now estimates annual revenues for 1996 in excess of $6.5 milliion.

     Cost of services, which includes all costs related to the IMT's, telephone and associated equipment depreciation, represented 63.5% of revenues in the second quarter of 1996 as compared to 68.8% in the second quarter of 1995. The reduction in cost of services as a percentage of revenues is attributable primarily to a reduction in telecommunications costs. At the beginning of this year the Company undertook an aggressive program to reduce telecommunications costs by decentralizing certain operations and, as a result of that program, costs of services have been reduced by a full 5% of revenues.

     General and administrative ("G&A") expenses consist primarily of salaries and benefits of all technical, marketing, operations and client support, administrative and executive personnel, occupancy costs, marketing and promotional costs, and other administrative expenses. G&A expenses were 25.3% of revenues in the second quarter of 1996 versus 21.5% of revenues in the secomd quarter of 1995. G&A expenses increased as a percentage of revenues relative to 1995 primarily because of higher travel, promotion and recruiting expenses associated with growth in remote locations.

     Income taxes for periods prior to the October 10, 1995 Merger (see Note 1 to the accompanying condensed financial statements) were the responsibility of the stockholders of the Company under the provisions of Subchapter S of the Internal Revenue Code. Following the Merger, the Company's S corporation status was terminated, and the Company is now required to pay income taxes on its earnings, including deferred taxes existing at the time that the S corporation status was terminated.

     At June 30, 1996, the Company held cash and equivalents of approximately $60,000, along with trade receivables of approximately $924,000. As necessary to meet temporary cash flow shortages, the Company may draw upon a $450,000 line of credit which remains available through June 30, 1997. Borrowings against the line of credit totalled approximately $280,000 as of June 30, 1996.

     Given that the Company is expected to grow at a rate in excess of its net profit margin, it is likely that the Company will need to secure a source of additional funding to finance such growth. The Company is considering seeking additional equity capital as a potential source of funding. Management believes that projected increases in revenues will be sufficient to fund the associated increases in operating costs of the Company.



                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     2.1 Amended and Restated Certificate of Incorporation of SonoChem, Inc. (now known as Digital Dictation,
               Inc.) (1)

     2.2 Amended and Restated Bylaws of Digital Dictation, Inc. (f/k/a SonoChem, Inc.)(1)

     3         Specimen Certificate for Shares of DDI Common Stock(1)

     5         Digital Dictation, Inc. Shareholders' Agreement(1)

     12 Agreement and Plan of Merger By and Among Digital Dictation, Inc., SonoChem, Inc. and Principal SonoChem Stockholders(1)

          (1) Filed previously with the Company's Registration Statement #0-27052 on Form 10-SB filed with the Securities and Exchange Commission on October 23, 1995.


(b)       Reports on Form 8-K:     None.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                   DIGITAL DICTATION, INC.
                                   (Registrant)



                                        Richard D. Cameron
                                   ----------------------------------------
                              by:  Richard D. Cameron
                                   Chief Executive Officer


August 14, 1996