Form 10QSB
period 1996-09-30
DIGITAL DICTATION INC
filed 1996-11-13
CIK 1002665

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996.




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

                                              YES   [x]       NO   [x]


The number of shares outstanding of the Issuer's $.01 par value Common Stock as of November 14, 1996 was 6,257,480.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS


Index to unaudited condensed financial statements presented on pages 3 to 9:


     Condensed balance sheets as of September 30, 1996 and December 31, 1995

     Condensed statements of income for the three- and nine-month periods ended September 30, 1996 and 1995

     Condensed statements of cash flows for the nine months ended September 30, 1996 and 1995

     Notes to condensed financial statements

                             DIGITAL DICTATION, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                                   September 30, December 31,
                  ASSETS                                1996         1995
                                                     ----------   ----------

Current assets
    Cash and cash equivalents                        $  104,998   $   32,534
    Accounts receivable                               1,033,054      714,206
    Employee receivables                                  5,458       23,024
    Prepaid expenses and other                           32,989       24,580
                                                     ----------   ----------
        Total current assets                          1,176,499      794,344

Property and equipment, net                             816,785      845,629
                                                     ----------   ----------

        Total assets                                 $1,993,284   $1,639,973
                                                     ==========   ==========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Borrowings under line of credit                  $  133,242   $  264,747
    Accounts payable                                    150,711      212,343
    Accrued payroll and payroll taxes                   302,848      129,100
    Due to stockholder                                   13,795
    Dividends payable                                                 44,791
    Current portion of long-term debt                     5,785       56,390
    Current portion of capital lease obligations         30,920       68,798
    Current income taxes payable                         15,000
    Current deferred income taxes                       324,000      152,000
                                                     ----------   ----------
        Total current liabilities                       976,301      928,169

Long-term debt, non current portion                       8,666

Capital lease obligations, non current portion           33,917       57,064

Non current deferred income taxes                        56,000       50,000

Stockholders' equity
    Common stock, par value $.01 per share,
     20,000,000 shares authorized, 6,257,480 shares
     issued and outstanding                              62,575       62,575
    Additional paid-in capital                          571,496      571,496
    Retained earnings (deficit)                         284,329      (29,331)
                                                     ----------   ----------
        Total stockholders' equity                      918,400      604,740

Commitments - Note 10
                                                     ----------   ----------

        Total liabilities and stockholders' equity   $1,993,284   $1,639,973
                                                     ==========   ==========

            See accompanying notes to condensed financial statements.

                             DIGITAL DICTATION, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                               Three months ended          Nine months ended
                                  September 30,               September 30,

                                1996          1995          1996        1995
                            ----------    ----------    ----------   ----------

Revenues                    $1,825,326    $1,271,187    $5,074,387   $3,677,272

Cost of services             1,158,935       837,057     3,298,657    2,441,580
                            ----------    ----------    ----------   ----------

Gross profit                   666,391       434,130     1,775,730    1,235,692

General and administrative
  expenses                     470,672       298,480     1,237,947      865,462
                            ----------    ----------    ----------   ----------

Operating income               195,719       135,650       537,783      370,230

Other income (expense)
  Interest and other income         19           230           116        1,688
  Interest expense              (9,853)       (5,782)      (31,239)     (16,266)
                            ----------    ----------    ----------   ----------

Income before income taxes     185,885       130,098       506,660      355,652

Provision for income taxes      71,000                     193,000
                            ----------    ----------    ----------   ----------
    Net income              $  114,885    $  130,098    $  313,660   $  355,652
                            ==========    ==========    ==========   ==========



Net income per share              $.02                        $.05
                                  ====                        ====

Weighted average shares
   outstanding               6,257,480                   6,257,480
                             =========                   =========



Pro forma data:

  Net income, as reported                $  130,098                  $  355,652
  Pro forma provision for income taxes       58,000                     141,000
                                         ----------                  ----------

  Pro forma net income                   $   72,098                  $  214,652
                                         ==========                  ==========


    Pro forma net income per share             $.01                        $.03
                                               ====                        ====

    Weighted average shares outstanding   6,257,480                   6,257,480
                                          =========                   =========

            See accompanying notes to condensed financial statements.

                             DIGITAL DICTATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



                                                          Nine months ended
                                                            September 30,
                                                        1996           1995
                                                     ---------      ---------

Cash flows from operating activities

  Net income                                         $ 313,660      $ 355,652
  Charges to operations not affecting cash:
    Depreciation and amortization                      206,650        163,064
    Deferred income tax provision                      178,000
  Changes in operating assets and liabilities:
    Accounts receivable                               (318,848)       (36,007)
    Employee receivables                                17,566          9,001
    Prepaid expenses and other                          (8,409)       (15,621)
    Accounts payable                                   (61,632)       107,159
    Accrued payroll and payroll taxes                  173,748         36,404
    Current income taxes payable                        15,000
                                                     ---------      ---------

      Net cash provided by operating activities        515,735        619,652
                                                     ---------      ---------

Cash flows from investing activities

  Additions to property and equipment                 (177,806)      (279,857)
                                                     ---------      ---------

      Net cash used by investing activities           (177,806)      (279,857)
                                                     ---------      ---------

Cash flows from financing activities

  Net (decrease) increase in borrowings
    under line of credit                              (131,505)        64,093
  Proceeds from advance from stockholder                36,035
  Dividends paid on earnings prior to
    recapitalization                                   (44,791)      (232,003)
  Merger costs charged to paid-in capital                             (29,583)
  Reduction of balance due to stockholder              (22,240)
  Reduction of long-term debt                          (41,939)       (42,070)
  Reduction of capital lease obligations               (61,025)       (62,909)
                                                     ---------      ---------

      Net cash used by financing activities           (265,465)      (302,472)
                                                     ---------      ---------

Increase in cash                                        72,464         37,323

Cash and cash equivalents

  Beginning of period                                   32,534          1,722
                                                     ---------      ---------

  End of period                                      $ 104,998      $  39,045
                                                     =========      =========

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


Note 2 - Presentation of Financial Statements

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1995.


Note 3 - Property and Equipment

                                             September 30,     December 31,
                                                  1996             1995
                                             -----------       -----------

  Dictation and other equipment              $ 1,647,411       $ 1,479,526
  Furniture and fixtures                          67,671            65,860
  Leasehold improvements                          48,154            44,343
  Automobile                                      23,400            23,400
  Software                                        50,193            45,894
                                             -----------       -----------

                                               1,836,829         1,659,023

  Accumulated depreciation and amortization   (1,020,044)         (813,394)
                                             -----------       -----------

                                             $   816,785       $   845,629
                                             ===========       ===========

Note 4 - Due to Stockholder

       During May 1996 Mr. Cameron repaid, on behalf of the Company, unsecured installment notes totalling $36,035 (See Note 6.) The balance due of $13,795 at September 30, 1996 is payable to Mr. Cameron in installments through December 1996 with interest at 10% per annum. This repayment schedule is on the same terms as the original notes.


Note 5 - Borrowings under Line of Credit

       The Company has a $450,000 line of credit available from Merrill Lynch Business Financial Services, Inc. through June 30, 1997. Borrowings under this line of credit at September 30, 1996 amounted to $133,242. Interest is payable at prime plus one per cent per annum (9.2% at September 30, 1996). The line of credit is secured by all assets of the Company.

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


Note 6 - Long-term Debt

                                               September 30,     December 31,
                                                   1996             1995
                                               -----------       -----------


  Automobile installment loan, 10% interest,
     due December 1998                         $    14,451
  Unsecured installment notes, 10% interest,
     due December 1996, prepaid in May 1996
     (See Note 4)                                                $    56,390
                                               -----------       -----------

                                                    14,451            56,390

  Less current portion                              (5,785)          (56,390)
                                               -----------       -----------

                                               $     8,666       $    -
                                               ===========       ===========


Note 7 - Capital Leases

       The Company leases various equipment under long-term contracts. Property and equipment includes the following amounts for leases that have been capitalized:

                                               September 30,     December 31,
                                                   1996             1995
                                               -----------       -----------

  Dictation and other equipment                $   198,564       $   464,303
  Allowance for depreciation                      (156,555)         (277,085)
                                               -----------       -----------

                                               $    42,009       $   187,218
                                               ===========       ===========

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


Note 9 - Stock Option Plan

       In March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its full-time employees and consultants (the "Employee Plan") and reserved 800,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. The Employee Plan incorporated options for the purchase of 525,000 shares of common stock, exercisable at $.76 per share, previously granted to five employees. In June 1996 options for the purchase of an aggregate of 40,000 shares of common stock, exercisable at $1.00 per share, were granted to two consultants. All options granted to date under the Employee Plan vest at the rate of 25% per year, beginning one year after the date of grant, and have a term of ten years. As of September 30, 1996, no portion of these outstanding options had become exercisable. On October 15, 1996 options were granted to nine employees for the purchase of an aggregate of 4,745 shares of common stock, exercisable at $1.00 per share.

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


Note 10 - Commitments

       Future minimum lease payments under capital leases for equipment and non-cancelable operating leases for office space, equipment and an automobile as of September 30, 1996 are as follows:

   Year ending                          Capital       Operating
  September 30,                          Leases        Leases          Total
  ------------                         ---------      ---------      ----------
      1997                             $  37,913      $  92,395      $ 130,308
      1998                                34,458         94,016        128,474
      1999                                               82,576         82,576
                                       ---------      ---------      ---------

  Total minimum lease payments            72,371      $ 268,987      $ 341,358
                                                      =========      =========

  Amount representing interest            (7,534)
                                       ---------

  Present value of net minimum
    lease payments (including
    $30,920 classified as current)     $  64,837
                                       =========

       Rent expense under operating leases for the nine months ended September 30, 1996 and 1995 totalled $41,939 and $36,629, respectively.


Note 11 - Employee Benefits

       The Company recently established a 401(k) plan for its employees. This plan is funded jointly by employee and employer contributions. Employees are allowed to contribute up to 15% of their salary subject to an overall limitation and the Company matches the amount contributed by employees, limited to 5% of the employee's salary. Employer contributions to this plan for the nine months ended September 30, 1996 totaled $650.

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

       The Company presently serves twenty-six major hospitals, six of which are located in the Washington, D.C. metropolitan area, five in Virginia, four in Pennsylvania, four in California, two in New Jersey and Ohio, and one each in Illinois, Maryland and Michigan. These client hospitals include St. John's Regional Medical Center in Oxnard, California, Michael Reese Hospital and Medical Center in Chicago, Illinois, St. Francis Medical Center in Pittsburgh, Pennsylvania, Riverside Hospital in Toledo, Ohio, the National Naval Medical Center in Bethesda, Maryland, and the Arlington Hospital in Arlington, Virginia.

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


                         Employees and Transcriptionists

       As of September 30, 1996, the Company had fifteen full-time employees and one part-time employee in its principal executive offices and Virginia Operations Center, in addition to the Regional Marketing Manager in the Santa Barbara, California office. DDI also has arrangements with more than 190 home-based transcriptionists who are either CMT-certified or in the process of becoming certified. Transcriptionists work from their homes, setting their own hours any time during the day or night. The transcriptionists are paid bi-weekly in accordance with the amount of transcription they produce, as opposed to an hourly rate. The Company has subcontract agreements with all of the transcriptionists which specify the quality and delivery requirements and set forth the method and rate for payment.

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

       Total revenue from all contracts each week (the "run rate") is management's key indicator of current financial performance. The acquisition of a new client results in an immediate positive impact on the weekly run rate, as revenue is increased by the full weekly amount of the new contract. At the same time, the Company has been able to maintain its existing client base. Since January 1, 1990, the Company has added twenty-two new clients to its original base of five, while losing only one client, an emergency facility whose transcription needs were taken over by its parent hospital.

       Annual revenues for the preceding five fiscal years were as follows:


                              For the year ended December 31,

                  1995         1994         1993         1992         1991
               ----------   ----------   ----------   ----------   ----------

  Revenues     $5,057,585   $3,838,076   $2,745,897   $2,354,043   $1,602,748


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

       Revenues of $1,825,326 for the third quarter of 1996 were 44% higher than the revenues of $1,271,187 for the third quarter of 1995 primarily as a result of additional hospitals being taken on as clients, without any reduction in the existing client base. For the first nine months of 1996, revenues of $5,074,387 were 38% higher than the revenues of $3,667,272 for the first nine months of 1995. As of September 30, 1995, the Company was providing services to nineteen health care institutions, while currently, DDI is providing services to twenty-six health care institutions. The weekly run rate was approximately $145,000 as of September 30, 1996 as compared to approximately $100,000 as of as of September 30, 1995. Management now estimates annual revenues for 1996 in excess of $6.9 million.

       Cost of services, which includes all costs related to the IMT's, telephone and associated equipment depreciation, represented 63.5% of revenues in the third quarter of 1996 as compared to 65.8% in the third quarter of 1995. The reduction in cost of services as a percentage of revenues is attributable primarily to a reduction in telecommunications costs. At the beginning of this year the Company undertook an aggressive program to reduce telecommunications costs by decentralizing certain operations and, as a result of that program, costs of services have been reduced.

       General and administrative ("G&A") expenses consist primarily of salaries and benefits of all technical, marketing, operations and client support, administrative and executive personnel, occupancy costs, marketing and promotional costs, and other administrative expenses. G&A expenses were 25.8% of revenues in the third quarter of 1996 versus 23.5% of revenues in the third quarter of 1995. G&A expenses increased as a percentage of revenues relative to 1995 primarily because of higher recruiting expenses associated with the acquisition of additional transcription staff and systems personnel.

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

       At September 30, 1996, the Company held cash and equivalents of approximately $105,000, along with trade receivables of approximately $1,033,000. As necessary to meet temporary cash flow shortages, the Company may draw upon a $450,000 line of credit which remains available through June 30, 1997. Borrowings against the line of credit totalled approximately $133,000 as of September 30, 1996.

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


                                  DIGITAL DICTATION, INC.
                                  (Registrant)



                                        Richard D. Cameron
                               ---------------------------------
                         by:   Richard D. Cameron
                               Chief Executive Officer


November 14, 1996