Form 10KSB
period 1996-12-31
DIGITAL DICTATION INC
filed 1997-04-09
CIK 1002665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996
                         Commission file number 0-27052



                             DIGITAL DICTATION, INC.

                        Incorporated in State of Delaware
                            8230 Old Courthouse Road
                             Vienna, Virginia, 22182
                           Telephone : (703) 848-2830
                  I.R.S. Employer Identification No. 52-1451022


Securities registered pursuant to Section 12(b) of the Act:

          Title of                     Name of each exchange on
         each class                        which registered

            None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value


     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days. YES [ X ] NO [ ]


     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X ]

Revenues for the year ended December 31, 1996 were $6,936,730.

     The number of shares outstanding of the Issuer's $.01 par value Common Stock as of March 31, 1997 was 6,257,480. The aggregate market value of voting stock held by non-affiliates of the Registrant as of March 31, 1997 is approximately $156,437.


                       Documents Incorporated by Reference

                                      None.

Transitional Small Business Disclosure Format:       YES  [ X ]   NO  [    ]

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS


                                   The Company

Digital Dictation, Inc. ("DDI", or the "Company"), a Delaware corporation, provides medical transcription services to institutional health care providers, including hospitals and emergency medicine facilities located in various parts of the country. The Company's business involves the transcription of medical reports which have been dictated by physicians and other medical professionals, into computer readable form and/or hard copy. The Company's emphasis is on the management and control of the entire dictation and transcription process for its clients.

Management believes that DDI is one of the few firms in its industry that has successfully created a centralized, automated transcription service able to serve a national client base from a single location. DDI has developed a proprietary in-hospital transcription processing system that provides totally automated processing of all incoming transcriptions through an electronic link with the Company's centralized processing system in its Virginia Operations Center in Vienna, Virginia. The Company utilizes high caliber medical transcriptionists, working from their homes throughout the country, who are connected to the Virginia Operations Center via computer modem.


                       Incorporation and Operating History

The Company was organized as a Virginia corporation, originally under the name Kabrumer Transcriptions, Inc., in April 1989 and, in May 1989, acquired certain assets from Kabrumer Transcriptions ("Kabrumer"), a proprietorship operating a traditional local medical transcription business serving the Washington, D.C. market and, through a second office, the Pittsburgh market. The name of the corporation was changed to Digital Dictation, Inc. in October 1989. Digital has since operated under the trade names "digital dictation, inc." and "ddi". In October 1995, the Company underwent a merger and reorganization, following which it became a reporting company under Section 15(d) of the Securities Exchange Act of 1934 (the "Exchange Act") through the filing of a Registration Statement on Form 10-SB with the Securities and Exchange Commission. (See "Recapitalization of the Company".)

The  Company  has  developed  and refined an  operating  concept of  centralized management of remote transcription and developed an integrated information processing and dictation control system to support that operating concept. These technological advances, combined with a specific and stated corporate philosophy of achieving total client satisfaction through a focus on operational excellence, have enabled DDI to achieve a five-year record of 31% average per year revenue growth, although there can be no assurances that such annual revenue growth rates will be sustained.

The Company presently serves twenty-eight major hospitals, five of which are located in Washington, D.C., five in Virginia, four in California, three in Pennsylvania, two each in New Jersey, Maryland and Ohio, and one each in New York, Michigan, Florida, Illinois, and Washington State. These client hospitals include Sutter Roseville Hospital in Sacramento, California, Michael Reese Hospital and Medical Center in Chicago, St. Francis Medical Center in
Pittsburgh, State University of New York (SUNY) Health Sciences Center in Syracuse, New York, the National Naval Medical Center in Bethesda, Maryland, and Mary Washington Hospital in Fredericksburg, Virginia.

                                    Business

The Company's business involves the transcription of medical reports which have been dictated by physicians and other medical professionals, into computer readable form and/or hard copy. DDI's services are utilized by institutional health care providers to replace in-house medical transcription functions. The Company's clients are limited to acute care hospitals and related facilities. The Company does not provide transcription services to individual physician practices.

Medical transcription is generally not an elective function within the health care industry; that is, the documentation, insurance, billing and compliance regulations within the industry require that medical reports be prepared. Virtually all such reports are dictated and transcribed, with only a small percentage hand-written. The medical transcription process, however, is highly specialized and requires the use of skilled and experienced personnel. The ability to retain qualified medical transcriptionists is one of the critical success factors for a company in this industry.

Management believes that DDI is one of the few firms in its industry that has successfully created a centralized, automated transcription service, able to serve a national client base from a single central location. The Company retains high caliber medical transcriptionists, many of whom hold the designation of Certified Medical Transcriptionist (CMT) from the American Association for Medical Transcription. All of DDI's transcriptionists, referred to as independent medical transcriptionists ("IMT's"), work from their homes throughout the country, and are supported by a centralized transcription control and management system located at the Company's Virginia Operations Center.

DDI has developed a proprietary in-hospital transcription processing system that is electronically linked with the Company's centralized processing system in its Virginia Operations Center. This in-hospital system provides totally automated processing of all incoming transcriptions, enabling the hospital to eliminate clerical positions formerly assigned to transcription processing. Dictated reports are transcribed, edited, transmitted to hospitals, printed, up- loaded to mainframe-based hospital information systems and faxed to physicians, all under computer control, around the clock.

The Company has refined its operating concept of centralized management of remote transcription and has developed a proprietary, integrated information processing and dictation control system to support that operating concept. The Company's emphasis is on the management and control of the entire dictation and transcription process for its clients. As such, its services are limited exclusively to full contract (outsourced) transcription. Unlike most firms in the industry, the Company does not accept contracts for fill-in or overflow transcription.

The Company generally enters into written contracts with its clients pursuant to which the Company provides medical transcription services for a fixed fee per line of transcription or per transcribed report. These contracts vary in length from one to four years, with the majority of contracts containing an automatic annual renewal clause with a price increase generally in the amount of the consumer price index. Most of the Company's contracts enable the client to terminate the contract at any time without cause by providing sixty days advance written notice, although no client has ever exercised this clause.

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

                            The Transcription Process

Physicians are able to dictate relevant patient information into the Company's recording units via telephone from anywhere in the continental U.S. The Company's proprietary software then enables its IMT's located anywhere in the country to dial into the DDI digital dictation systems and transfer dictation directly onto a personal computer equipped with a DDI-provided voice card. The IMT transcribes the dictated material into document format.

All transcribed material is subject to review by one of the Company's ten senior transcriptionists, who function as company transcription editors. Transcriptionists are required to "flag" any word or phrase for which they do not understand the meaning. All such "flagged" reports are electronically transmitted to one of the editors prior to transmission to the hospital. The editor then listens to the report and corrects or validates all of the "flagged" words or phrases. The corrected report is returned to DDI for transmission to the hospital; a copy of the corrections is sent to the transcriptionist via internal company e-mail.


                    Market for Medical Transcription Services

The primary users of medical transcription services include hospitals, clinics, emergency medicine facilities, radiology facilities and HMO's. Industry estimates are that such users spend approximately $6 billion per year for medical transcription services with approximately $1 billion of such total expenditures going to outside medical transcription service companies and the remainder representing expenditures by users on in-house personnel. As health care reform continues to force medical institutions to become more efficient, management believes that the transition from in-house, employee-performed transcription to the use of outside medical transcription firms will accelerate.


                           Competition/Market Dynamics

Management believes that the medical transcription services industry is a large, rapidly-growing and highly fragmented service industry. Industry estimates place the number of small transcription companies to be as high as 1,500. Management also believes that this industry is in the beginning stages of a transition from a clerical- based, local cottage industry to a technology-driven, information processing environment, which may result in substantial consolidation among the market participants who are generally ill-equipped and poorly organized to operate successfully in such an environment.

The companies which comprise the outside medical transcription services industry are believed by management to include the following: (1) MRC Group (a roll-up of Medifax/Secrephone, Dictation West and Medical Records Corp.), with estimated annual revenue of approximately $100 million, (2) MedQuist, Inc., a publicly held company, with 1996 annual revenue of $60 million, (3) approximately eight national and regional firms, including the Company, each with estimated annual revenues of from $5 million to $15 million; and (4) as many as 1,500 small, local companies, most of them privately held, with annual revenues of less than $5 million and mostly below $1 million.

To the Company's knowledge, the smaller transcription firms utilize transcriptionists who work in one office and provide medical transcription services to the local medical institutions. Although computers may be used for the word processing function, the fundamental process remains paper-driven.
Transcribed reports are either printed in the local office and delivered by courier or printed on-site at the hospital using a remote printer.

Management believes that the larger transcription firms continue to embrace this operating model as well. Although these companies are considered to be "national" firms, their method of doing business is through a number of small offices located throughout the country. Each office operates as a local transcription company, managed by a transcriptionist and servicing the local institutions with locally-based transcriptionists in a highly decentralized operating environment, with little technical or management sophistication. Management believes that this structure inhibits the ability of these companies to achieve significant economies of scale and also restricts their ability to achieve any real level of operational control over the business.

Management believes that as a result of these limitations, the medical transcription service industry is characterized by an extraordinarily high level of customer dissatisfaction, although management is not aware of the existence of published industry statistics to that effect. The Company also understands that many medical institutions using outside transcription firms change their vendors every two or three years, indicating a general dissatisfaction with the services provided by the industry. In the opinion of management, the reputation of the industry for user dissatisfaction is the primary factor slowing the transition from in-house transcription to the use of outside services.

Another factor impacting on the market development is the evolving need by medical institutions to eliminate paper- based systems in favor of electronic medical records. Currently, an important component of a medical record is the transcribed document. Management believes that the participants in the medical transcription services industry have failed to effectively address the need for electronic interface between the transcription systems and the institutional patient care computer systems.

For these reasons, the Company believes that the medical transcription services industry, in its present condition, is unable to meet the needs of its customer base. The transcription services industry is transcription-driven, technically unsophisticated and locally oriented, while its customers are seeking information-driven, technically sophisticated services which are not limited by geographic boundaries. Management believes that this gap creates enormous opportunities for the companies such as DDI that are culturally and technically prepared to meet the rapidly-evolving requirements of the health care industry.


                              Proprietary Software

All of the Company's applications software has been developed in-house by its employees, and the rights to such software are held exclusively by the Company. All software is protected by copyrights through notices that appear on the computer screen. The Company neither sells nor licenses its software to any other person or firm, nor does it have any plans to do so in the future. DDI considers its proprietary software to be an essential element in its ability to achieve and maintain a competitive advantage. Management believes, however, that the use of this software is so highly integrated with the organizational structure of the Company that the software alone would be of little value to a competing firm.


                             The Company's Strategy

The fundamental strategy of the Company is to serve the institutional medical transcription market faster and better than any other firm in the industry. The three essential components of this strategy are as follows:

  o  to  utilize  systems   engineering  and  computer  and   telecommunications
     technology to automate the entire  transcription  management  process;

  o to continue to retain one of the most highly skilled groups of IMT's in the industry; and

  o to develop an organizational culture that continually strives to exceed the service expectations of clients.

The technology component of the DDI strategy is focused on continuing to create and improve a centralized transcription management and processing system. The Company's centralized transcription processing system enables DDI to serve a national client base efficiently with transcriptionists located throughout the country from a single operations center, while maintaining control of each step of the transcription process and while gaining a cost advantage over competing firms operating from local offices.

The transcription component of the Company's strategy recognizes that the IMT is the producer of the product provided to the clients, and that DDI cannot be successful without a productive and loyal network of IMT's. The Company's strategy is to acknowledge dependence upon this group of people and to establish an environment that not only rewards them financially for their efforts, but also provides them with respect for their skills and talents, technical and personal support for their transcription activities and on-going expressions of gratitude and appreciation for their efforts on behalf of the Company.

The service component of the Company's strategy is to impress the client with a high-quality level of service, so superior that it engenders a significant degree of client loyalty. This focus on customer service will continue to be the cornerstone of DDI, for it is the essential element of the success of the Company.

The three components of the DDI strategy are linked together to form a basic operating approach to the business. Through its commitment to technology, DDI utilizes machines to handle the transactional processes in a controlled and dependable manner and at a lower cost, to support the effective production of transcribed documents by a national transcription network, and to permit operations personnel to focus on dealing with the non-transactional needs of the customers. The stategy of maintaining a high quality group of transcriptionists based upon the principles of respect and appreciation, as well as competitive compensation, enables DDI to continue to attract and retain the best transcriptionists and to continue to enlarge the network to meet the needs of the growing client base.

In an industry characterized, as management believes, by unreliable transaction processing and non-responsive customer service, the DDI strategy is intended to differentiate the Company from all of its competitors in a manner that will support the continuing acquisition of new clients and the on-going retention of the existing client base.


                                 Marketing Plans

Having solidified its central operating concept and refined its methods of recruiting and training IMT's, the Company is prepared to launch a major marketing offensive, aimed at exposing and educating potential clients to the benefits that can be realized from a technology-based, quality-focused company. This marketing plan will capitalize on the Company's excellent reputation in the industry and will utilize the willingness of existing clients to testify as to the Company's high level of service. The Company hired one regional manager in California 1995 and expects to hire an additional regional manager for the East Coast in April of 1997 to provide new business development and additional client support. The Company's marketing to date has been conducted primarily by senior management.


                       Effects of Governmental Regulations

The Company is aware of the current political climate with respect to proposed health care reform legislation. While no major national legislation to that effect has yet been enacted, management believes that, in general, future health care reform legislation which prompts health care providers to reduce operating costs to remain competitive should increase the demand for DDI's medical transcription services.

             Discussion of Operating Results and Financial Condition

Reference is made to the Company's audited financial statements for the years ended December 31, 1996 and 1995 presented in Part F/S of this report.

The Company has reported average annual growth in revenues over the past five fiscal years of 31%. DDI focuses on securing long-term contracts for full-service (outsourced) medical transcription services rather than overflow services from medical institutions. As a result, each client contract produces a fairly consistent stream of revenue paid on a weekly basis. Annual revenues for the preceding five fiscal years were as follows:


                               For the year ended December 31,
                -------------------------------------------------------------
                1996           1995          1994          1993          1992
                ----           ----          ----          ----          ----

Revenues    $6,936,730     $5,057,585    $3,838,076    $2,745,897    $2,354,043


Total revenue from all contracts each week (the "run rate") is management's key indicator of current financial performance. The acquisition of a new client results in an immediate positive impact on the weekly run rate, as revenue is increased by the full weekly amount of the new contract. At the same time, the Company has been able to maintain its existing client base. Since January 1, 1990, the Company has added twenty-eight new clients to its original base of five, while losing only five clients: two small facilities whose revenues were too small to continue to serve profitably, an emergency facility whose transcription needs were taken over by its parent hospital, a VA hospital that was merged into another larger hospital, and an HMO that was sold by its parent company to a competing facility. This record of adding new clients while maintaining existing client loyalty has resulted in a stable and generally predictable annual revenue growth rate. This client base currently stands at 28 clients with five additional clients with signed contracts awaiting installation in the next ninety days.

As of March 31, 1997, the Company's weekly "run rate" had grown to in excess of $165,000, with signed contracts representing an additional $20,000 per week awaiting installation. This run rate indicates that annual revenue for 1997 in excess of $9 million is likely. As DDI continues to expand its market nationally and exploit its technology and client support, management anticipates the ability to continue to increase annual revenue in line with historic trends, although there can be no assurances that such annual revenue growth rates will be sustained.


Financial condition

At December 31, 1996, the Company held cash and equivalents of approximately $89,000, along with trade receivables of approximately $1,157,000.

As necessary to finance its growth rate, the Company may draw upon a $450,000 line of credit obtained during 1995 which remains available through June 30, 1997. The Company expects to renew its line of credit beyond that date. Borrowings against the line of credit, which totalled approximately $329,000 as of December 31, 1996, bear interest at prime plus one per cent per annum and are secured by all the assets of the Company. Given that the Company will continue to grow at a rate in excess of its net profit margin, the Company will be required to draw against its line of credit or acquire additional equity funding. In addition to being collateralized by the assets of the Company, the line of credit is personally guaranteed by Richard Cameron, the Company's
President. Management further believes that projected increases in future revenues will be sufficient to fund the associated increases in operating costs of the Company. Net cash flow from operations was $465,869 in 1996 and $599,690 in 1995.

Results of operations

Revenues increased by 37% from 1995 to 1996, and by 32% from 1994 to 1995. Approximately 2% of the increase in revenues in both periods was due to price increases to current customers; the remainder is due primarily to additional hospitals being taken on as clients, without any reduction in the existing client base. Throughout this period, DDI has continued to provide the same basic level of service at the same general price level, subject to adjustment for CPI increases, to all of its clients, both existing and new. At the close of fiscal year 1993, DDI was providing services to 15 health care institutions, 18 at the close of 1994, 22 at the close of 1995 and 26 at the close of 1996.

Cost of services, which includes all costs related to the IMT's, and telephone and associated equipment depreciation, represented 64.7% of revenue in 1996 as compared to 68.0% in the prior year. Costs of services are generally directly related to revenue and it is expected that such costs will continue at the rate of approximately two-thirds of total revenue. The decrease of 3.3% as a percentage of revenue compared to 1995 was due primarily to improved control of telephone costs. As the Company continues to expand nationally by obtaining contracts with institutions located outside the local telephone calling area, the amount of telecommunications services used by the Company will continue to grow. However, the Company's new, multi-year, volume discount agreement with a national long distance vendor has resulted in improvements in the overall cost of telecommunications.

General and administrative ("G&A") expenses consist primarily of salaries and benefits of all technical, marketing, operations and client support, administrative and executive personnel, occupancy costs, marketing and promotional costs, and other administrative expenses. G&A expenses as a percentage of revenue remained relatively consistent in both years (24.7% of revenue in 1996 versus 25.4% of revenue in 1995).

Interest expense increased from $25,121 in 1995 to $39,187 in 1996, reflecting increased borrowing against the Company's line of credit to finance larger average accounts receivable balances resulting from increased revenue.


                         Employees and Transcriptionists

As of March 31, 1997, the Company had twenty-two full-time employees and two part-time employees in its principal executive offices and Virginia Operations Center. None of the Company's employees is represented by a labor organization. The Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.

DDI presently has arrangements with more than 200 home-based transcriptionists who are either CMT-certified or in the process of becoming certified. Transcriptionists work from their homes, setting their own hours any time during the day or night. The transcriptionists are paid bi-weekly in accordance with the amount of transcription they produce, as opposed to an hourly rate. The Company has subcontract agreements with all of the transcriptionists which specify the quality and delivery requirements and set forth the method and rate for payment. The agreements with the transcriptionists have no specified duration and may be terminated by either party, without notice, for any reason. The Company, however, has enjoyed productive, long-term relationships with the majority of its transcriptionists who have continued their association with the Company well beyond the completion of the sixty- to ninety-day transition period from the date they began working with the Company.


                         Recapitalization of the Company

On June 27, 1995, Mr. Richard D. Cameron, the current President and Chief Executive Officer of the Company, acquired all of the issued and outstanding common stock of DDI (the "Digital Stock") from his former wife Ms. Jennifer B. Cameron in connection with the termination of their marriage and incident to their divorce settlement. Mr. Cameron's payments under the divorce settlement were financed through a loan, secured by 50% of the Digital Stock acquired by Mr. Cameron, from Proactive Partners, L.P., a California limited partnership (together with its affiliates and/or designees referred to as "Proactive") under an arrangement by which Proactive ultimately would acquire from Mr. Cameron 50% of the Digital Stock for $2,265,000. (See Item 5 - Security Ownership of Management and Certain Security Holders.)

The general partner of Proactive Partners, L.P. is Proactive Investment Managers, L.P., two of whose general partners, Mr. Charles C. McGettigan and Mr. Myron A. ("Mike") Wick, III, became directors of Digital on June 27, 1995. Mr. Cameron, Proactive and Digital executed a Shareholders' Agreement (the "Shareholders' Agreement") governing issues such as the composition of the board of directors (See Item 3 - Directors and Executive Officers.), employee and officer compensation (See Item 4 - Remuneration of Directors and Officers.), and stock options (See Item 5 - Security Ownership of Management and Certain Security Holders.).

Effective as of October 10, 1995, the Company was merged (the "Merger") with and into SonoChem, Inc. ("SonoChem"), with SonoChem being the corporation surviving the Merger while it was the business of the Company that continued. SonoChem, an inactive Delaware corporation with no assets or liabilities, was organized in June 1985 as a subsidiary of Sonex Research, Inc., a Maryland corporation. All of the 312,874 shares of SonoChem's common stock issued and outstanding prior to the Merger had been registered previously under the Exchange Act. Mr. McGettigan and Mr. Wick are also directors of Sonex Research, Inc. In addition, Proactive is the largest shareholder of Sonex by virtue of holdings of convertible preferred stock and common stock purchase warrants.

The Merger was effected through the issuance and exchange by SonoChem of 5,944,606 additional shares of its common stock for 100% of the issued and outstanding shares of Digital stock. As a result of this issuance and exchange of shares, immediately following the Merger, the holders of 100% of the pre-Merger issued and outstanding shares of Digital stock became the holders of 95% of the issued and outstanding shares of common stock of the surviving corporation. In connection with the Merger, the surviving corporation's name was changed from SonoChem, Inc. to Digital Dictation, Inc. In addition, the pre-Merger officers and directors of Digital Dictation, Inc. became the initial officers and directors of the corporation surviving the Merger.

Because it is the business of the Company that survived the Merger, for financial reporting purposes the Merger was treated as a recapitalization of the Company in the position of acquirer in a reverse merger. The terms "Company" or "DDI" are used in this report to refer to both the post-Merger and pre-Merger corporations known as Digital Dictation, Inc.



ITEM 2 - DESCRIPTION OF PROPERTY

The Company's principal executive offices and its Virginia Operations Center occupy approximately 4200 square feet of the first floor of 8230 Old Courthouse Road, Vienna, Virginia, 22182. This facility, which is comprised of two separate spaces first occupied by the Company in August 1991 and October 1996, is being leased under two agreements through August 1999 and October 1999, respectively. The Company has equipped this facility with computer, dictation, telephone and administrative equipment necessary to support the operation. Management believes that all of the Company's property is adequately covered by insurance.



ITEM 3 - DIRECTORS AND EXECUTIVE OFFICERS

Directors of the Company do not receive fees for their services, but the Board of Directors may in the future determine to pay directors' fees. Directors, however, are eligible to receive stock option grants and are reimbursed for expenses related to their activities as directors. Executive officers are appointed and serve at the discretion of the Board of Directors.

The names, ages, dates terms as directors expire, and principal occupations and employment of the directors and executive officers of the Company are set forth below.

                                     Term as
                                    director
           Name                Age   expires  Position
           ----                ---   -------  --------

Richard D. Cameron             52     1997    Chief Executive Officer, President
                                                  and Director
Bert I. Helfinstein            63     1997    Director
Charles C. McGettigan          52     1997    Director
Myron A. ("Mike") Wick, III    53     1997    Director

Mr. Richard D. Cameron served as the principal operating manager of the Company from May 1989 through June 27, 1995, and has served as Chief Executive Officer, President and a director since that date. From 1985 to 1988 Mr. Cameron served as President and Chief Executive Officer of PRAXIS Group, Inc., the computer services subsidiary of FPL Group, Inc., a New York Stock Exchange company. Prior to 1985 Mr. Cameron held a variety of positions in the computer services industry.

Mr. Bert I. Helfinstein has served as a director of the Company since March 1996. From 1985 until 1989 Mr. Helfinstein was President and Chairman of the Board of Entre Computer Centers, Inc., a franchisor of retail computer stores. From 1989 until 1992 he was President and Chairman of the Board of Viteq, Inc., a manufacturer of computer peripheral equipment. Since 1993 Mr. Helfinstein has served as Chairman of the Board of Campus Tech. Inc., a PC software distribution company.

Mr. Charles C. McGettigan has served as a director of the Company since June 27, 1995. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P. In 1988 Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1984 to 1988 he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. Prior to that Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. Mr. McGettigan currently serves on the Boards of Directors of I-Flow Company, Modtech, Inc., PMR Company, Sonex Research, Inc., and Onsite Energy, Inc., of which he is the Chairman.

Mr. Myron A. ("Mike") Wick, III, has served as a director of the Company since June 27, 1995. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P. In 1988 Mr. Wick co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1985 to 1988 Mr. Wick was Chief Operating Officer of California Biotechnology, Inc. in Mountain View, California. Mr. Wick currently serves on the Boards of Directors of Children's Discovery Centers of America, Inc., Modtech, Inc., NDE Environmental, Phoenix Network, Inc., and WrayTech Instruments, Inc., and serves as the Chairman of the Board of Directors for Sonex Research, Inc. and Stat-Tech International Company.

The Company has recently hired Mr. Gerald H. Gruber, a certified public accountant, to serve as Executive Vice President and Chief Financial Officer beginning on April 8, 1997. Mr. Gruber, 59, was formerly Controller at James Martin Company, a software engineering consulting firm, from 1993 to 1997. Prior to that, from 1988 to 1993, he was Executive Vice President of PracSys Corporation, a financial services company. Mr. Gruber served as Executive Vice President and Chief Financial Officer of PRAXIS Group, Inc., the computer services subsidiary of FPL Group, Inc., a New York Stock Exchange company.

Pursuant to the Shareholders' Agreement, Mr. Cameron and Proactive are obligated to vote their shares of Common Stock to constitute a Board of Directors of the Company consisting of five members, appointed as follows: Mr. Cameron himself, two individuals appointed by Mr. Cameron and two individuals appointed by Proactive. To date, Mr. Cameron has appointed only one of the two directors, Mr. Helfinstein, while Mr. McGettigan and Mr. Wick were appointed by Proactive.

ITEM 4 - REMUNERATION OF DIRECTORS AND OFFICERS

The only executive officer is the Company's president and chief executive officer, Mr. Richard D. Cameron, who was compensated at an annual rate of $150,000 in 1996. The Company does not have an employment agreement with Mr. Cameron; however, pursuant to the Shareholders' Agreement, the Company agreed to continue to employ Mr. Cameron as its president at an annual salary of $165,000 through December 31, 1997. Mr. Cameron's employment and annual salary after that date will continue to be subject to an annual review by the Board of Directors. In addition, Mr. Cameron is provided with a company car and customary health benefits, and is entitled to receive annual cash performance bonuses equal to 25% of any year-to-year increase in pre-tax profits that exceeds 30%. The amount of such bonus earned by Mr.Cameron for 1996 was $73,000.

In March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its full-time employees (the "Employee
Plan") and reserved up to 800,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. Consultants to the Company are also eligible to receive options pursuant to the Employee Plan. The options granted to date to eligible individuals vest at the rate of 25% per year, beginning one year after the date of grant, and have a term of ten years. As of December 31, 1996, the Company had granted options to purchase a total of 636,346 shares at exercise prices between $0.75 and $1.00 per share. No portion of these outstanding options had become exercisable as of that date.

Also in March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its directors (the "Director Plan") and reserved up to 500,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. Initial grants were made of options to purchase 75,000 shares of common stock to each of the Company's four directors. These options vest at the rate of one-third per year beginning one year after the date of grant, have an exercise price of $.76 per share, and have a term of ten years. There have been no further grants of options to directors since these initial grants, and no portion of these options had become exercisable as of December 31, 1996.



ITEM 5 - SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

As of March 31, 1997, there were 6,257,480 shares of DDI Common Stock issued and outstanding. The following table sets forth as of March 31, 1997 information relating to beneficial ownership by each of the directors and executive officers of the Company, the directors and executive officers of the Company as a group, and any other persons known by the Company to be the beneficial owner of more than ten percent of the currently issued and outstanding common stock of the Company. Unless otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

                              Shares     Shares    Rights to  Total shares    %
                              owned      owned      acquire   beneficially   of
    Name and address (1)     directly  indirectly   shares(2)    owned(3)  class
    --------------------     --------  ----------   ---------    --------  -----

Richard D. Cameron          2,952,703       -       178,035(4)  3,130,738   48.7
Bert I. Helfinstein              -          -        25,000(6)     25,000    0.4
Charles C. McGettigan          20,000  2,972,303(5)  25,000(6)  2,992,303   47.8
Myron A. ("Mike") Wick, III      -     2,972,303(5)  25,000(6)  2,972,303   47.5

All directors and officers,
 as a group (four persons)  2,972,703  2,972,303(5) 100,000(6)  6,045,006   95.1

Proactive
 50 Osgood Place
 San Francisco, CA  94133   2,972,303       -                   2,972,303   47.5
-----------------------------
    (1) The business address for each director is 8230 Old Courthouse Road, Vienna, VA, 22182.
    (2) Represents rights to acquire shares which are already outstanding; accordingly, the exercise of such rights will not result in an increase in the total of outstanding shares for computing the percentage of beneficial ownership of the reporting person exercising such rights.
    (3) The term "shares beneficially owned" encompasses those shares which the reporting person currently owns, or has the right to acquire within the next sixty days, either directly or indirectly. The percentage of beneficial ownership of a reporting person assumes the exercise of all such rights held by the reporting person and is computed by increasing the total number of shares of Common Stock outstanding by the number of shares issuable to the reporting person upon the exercise of such rights. Shares which the reporting person has the right to acquire are not deemed to be outstanding, however, for computing the percentage of beneficial ownership of any other reporting person.
    (4) Includes 153,035 shares which may be acquired upon the exercise of currently exercisable options to purchase shares from Proactive at an exercise price of $1.44 per share (See the table below.) and currently exercisable options to purchase 25,000 shares from the Company at an exercise price of $.76 per share
    (5) Represents shares owned directly by Proactive, which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick, who are general partners of Proactive Investment Managers, L.P., which is the general partner of Proactive. Both individuals exercise shared voting and investment power with respect to such shares.
    (6) Represents shares which may be acquired upon the exercise of currently exercisable options to purchase shares from the Company at an exercise price of $.76 per share.


In connection with Proactive's  purchase of Mr. Cameron's shares in Digital (See
Item 1 - Business - "Recapitalization of the Company"), Mr. Cameron was granted options to purchase up to 459,105 shares of DDI Common Stock now held by Proactive, exercisable as follows:

                                                  Exercise       Number of
          Period exercisable                        price         shares
          ------------------                        -----         ------

   Currently, through October 30, 1997              $1.44         153,035
   October 31, 1997 through October 30, 1998        $2.16         153,035
   October 31, 1998 through October 30, 1999        $2.88         153,035



ITEM 6 - INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

None.

                                     PART II


ITEM 1 - MARKET FOR  COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, $.01 par value (the "Common Stock"). There were 6,257,480 shares of Common Stock issued and outstanding as of March 31, 1997, held by 428 holders of record. The shares for approximately 370 additional beneficial owners are held of record (in "street name") by brokers, dealers, banks, and other entities holding such securities of record in nominee name or otherwise or as a participant in a clearing agency registered pursuant to Section 17A of the Securities Exchange Act of 1934 (the "Exchange Act").

The Common Stock trades in the over-the-counter market on the OTC Bulletin Board service under the symbol "DGDT". The OTC Bulletin Board is an electronic and screen-based quotation medium, operated and regulated by the National
Association of Securities Dealers, Inc. Quotation information on OTC Bulletin Board stocks is available on stockbrokers' desktop terminals.

A total of 312,874 shares, or 5%, of the Common Stock currently outstanding, representing the ownership interest of the stockholders of SonoChem immediately prior to the Merger (See Part I, Item 1, "Recapitalization of the Company".) are tradeable in the over-the-counter market. The remaining 5,944,606 of the outstanding shares of Common Stock issued to Mr. Cameron and Proactive in connection with the Merger are considered "restricted shares" and may not be resold currently in public distribution except in compliance with applicable registration requirements or exemptions therefrom. In addition, these shares are subject to the terms of the Shareholders' Agreement (See Item 1 - Business - "Recapitalization of the Company") with respect to certain matters related to the composition of the Company's Board of Directors and certain employee-related matters.

The Board of Directors currently has no plans or understandings with regard to the payment of any cash dividends in the foreseeable future. Holders of Common Stock are entitled to receive dividends when, as and if declared by the Board of Directors of the Company out of funds legally available therefor. In the event of the liquidation, dissolution or winding up of the affairs of the Company, holders of Common Stock are entitled to receive ratably the net assets of the Company available for distribution to holders of Common Stock. Holders of Common Stock have no cumulative voting, preemptive, subscription, redemption sinking fund or conversion rights. Each share of Common Stock entitles the holder thereof to one vote on all matters submitted to a vote of the stockholders.



ITEM 2 - LEGAL PROCEEDINGS

As of the date of this report, management is not aware of any legal proceedings pending against the Company.



ITEM 3 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

The Company has had no disagreements with its current independent accountants, Hozik & Charin, on any matter of accounting principles or practices or financial statement disclosure. Hozik & Charin have been the Company's independent accountants since 1993.



ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matter submitted to a vote of security holders during 1996 was the election of directors.

ITEM 5 - COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under federal securities laws, upon the December 23, 1995 effectiveness of its Registration Statement on Form 10- SB filed with the Securities and Exchange Commission (SEC), the Company's directors, officers, and any other persons holding more than 10% of the Company's common stock were required to report their initial ownership of the Company's common stock, and are now also required to report any subsequent changes in that ownership, to the SEC. Such persons are also required to furnish the Company with copies of all such reports that they file. To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all of those filing requirements have been satisfied.


ITEM 6 - REPORTS ON FORM 8-K

Not applicable.



                                    PART F/S


FINANCIAL STATEMENTS

Index to financial statements presented on pages 15 to 28:

     Report of independent auditors Financial statements:

         Balance  sheets as of December 31, 1996 and 1995

         Statements  of income for the years ended December 31, 1996 and 1995

         Statements of stockholders' equity for the period from January 1, 1995 through December 31, 1996

         Statements of cash flows for the years ended December 31, 1996 and 1995

         Notes to financial statements

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Digital Dictation, Inc.
Vienna, Virginia

We have audited the accompanying balance sheets of Digital Dictation, Inc. as of December 31, 1996 and 1995, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Dictation, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.




HOZIK & CHARIN

McLean, Virginia
February 15, 1997

                             DIGITAL DICTATION, INC.
                                 BALANCE SHEETS

                                                            December 31,
                                                         -------------------
                                                         1996           1995
        ASSETS - Note 5                                  ----           ----

Current assets
 Cash and cash equivalents                            $   88,815    $   32,534
 Accounts receivable - Note 3                          1,156,841       714,206
 Employee receivables                                      2,762        23,024
 Prepaid expenses and other                               28,702        24,580
                                                      ----------    ----------
     Total current assets                              1,277,120       794,344

Property and equipment, net - Notes 4 and 8              879,983       845,629
                                                      ----------    ----------

     Total assets                                     $2,157,103    $1,639,973
                                                      ==========    ==========


    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
 Borrowings under line of credit - Note 5             $  329,029    $  264,747
 Accounts payable                                        151,485       212,343
 Accrued payroll and payroll taxes                       115,060       129,100
 Dividends payable - Note 11                                            44,791
 Current income taxes payable - Note 10                   27,000
 Current portion of long-term debt - Note 7                5,931        56,390
 Current portion of capital lease
   obligations - Notes 8 and 9                            33,218        68,798
 Current deferred income taxes - Note 10                 351,000       152,000
                                                      ----------    ----------
     Total current liabilities                         1,012,723       928,169

Long-term debt, non current portion - Note 7               7,127

Capital lease obligations, non current
   portion - Notes 8 and 9                                23,846        57,064

Non current deferred income taxes - Note 10               69,000        50,000

Commitments - Note 9

Stockholders' equity
 Common stock, par value $.01 per share,
   20,000,000 shares authorized, 6,257,480
   shares issued and outstanding                          62,575        62,575
 Additional paid-in capital                              571,496       571,496
 Retained earnings (deficit)                             410,336       (29,331)
                                                      ----------    ----------
    Total stockholders' equity                         1,044,407       604,740
                                                      ----------    ----------


    Total liabilities and stockholders' equity        $2,157,103    $1,639,973
                                                      ==========    ==========


                 See accompanying notes to financial statements.

                             DIGITAL DICTATION, INC.
                              STATEMENTS OF INCOME


                                                     Years ended December 31,
                                                     ------------------------
                                                      1996              1995
                                                      ----              ----

Revenues                                           $6,936,730        $5,057,585

Cost of services                                    4,490,239         3,442,698
                                                   ----------        ----------

 Gross profit                                       2,446,491         1,614,887

General and administrative expenses                 1,716,691         1,284,084
                                                   ----------        ----------

    Operating income                                  729,800           330,803

Other income (expense)
 Interest and other income                              2,054               735
 Interest expense                                     (39,187)          (25,121)
                                                   ----------        ----------
                                                      (37,133)          (24,386)
                                                   ----------        ----------

    Income before income taxes                        692,667           306,417

Income taxes (benefit) - Note 10                      253,000           (18,000)
                                                   ----------        ----------

                                                      439,667           324,417

Income tax adjustment for change in
 tax status - Note 10                                                  (220,000)
                                                   ----------        ----------

    Net income                                     $  439,667        $  104,417
                                                   ==========        ==========


Net income per share                                     $.07
                                                         ====

Weighted average shares outstanding                 6,257,480
                                                    =========


Pro forma data (Unaudited) - Notes 2 and 10

 Income before income taxes, as reported                            $  306,417
 Pro forma provision for income tax                                    112,000
                                                                    ----------
 Pro forma net income                                               $  194,417
                                                                    ==========

 Pro forma net income per share                                           $.03
                                                                          ====

 Weighted average shares outstanding                                 6,257,480
                                                                     =========

                 See accompanying notes to financial statements.

                             DIGITAL DICTATION, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1995 and 1996



                                           Additional   Retained       Total
                                  Common    Paid-in     Earnings   Stockholders'
                                  Stock     Capital     (deficit)      Equity
                                  -----     -------     ---------      ------

Balance at January 1, 1995       $62,575    $354,492    $411,621    $  828,688

Merger costs                                 (51,572)                  (51,572)
Dividends paid to former
  stockholder                                           (232,002)     (232,002)
Dividends payable                                        (44,791)      (44,791)
Constructive dividend - Note 11              268,576    (268,576)
Net income                                               104,417       104,417
                                 -------    --------    --------    ----------
Balance at December 31, 1995      62,575     571,496     (29,331)      604,740

Net income                                               439,667       439,667
                                 -------    --------    --------    ----------
Balance at December 31, 1996     $62,575    $571,496    $410,336    $1,044,407
                                 =======    ========    ========    ==========






                 See accompanying notes to financial statements.

                             DIGITAL DICTATION, INC.
                            STATEMENTS OF CASH FLOWS

                                                    Years ended December 31,
                                                   -------------------------
                                                      1996            1995
                                                      ----            ----
Cash flows from operating activities
  Net income                                         $439,667       $104,417
  Charges to operations not affecting cash:
      Depreciation and amortization                   282,132        247,551
      Net deferred income tax provision               218,000        202,000
      Loss on disposal of property and equipment          463
  Changes in operating assets and liabilities:
      Accounts receivable                            (442,635)       (90,110)
      Employee receivables                             20,262        (11,469)
      Due from stockholder                                             7,463
      Prepaid expenses and other                       (4,122)       (21,036)
      Accounts payable                                (60,858)       125,332
      Accrued payroll and payroll taxes               (14,040)
      Current income taxes payable                     27,000         35,542
                                                     --------       --------
  Net cash provided by operating activities           465,869        599,690

Cash flows from investing activities
  Additions to property and equipment                (316,949)      (408,952)
                                                     --------       --------
  Net cash used by investing activities              (316,949)      (408,952)
                                                     --------       --------
Cash flows from financing activities
  Borrowings under line of credit                      64,282        264,747
  Proceeds from long-term debt                         18,000
  Merger costs charged to additional paid-in capital                 (51,572)
  Dividends paid to former stockholder                (44,791)      (232,002)
  Principal payments on long-term debt                (61,332)       (55,386)
  Principal payments on capital lease obligations     (68,798)       (85,713)
                                                     --------       --------
  Net cash used by financing activities               (92,639)      (159,926)
                                                     --------       --------
Increase in cash and cash equivalents                  56,281         30,812

Cash and cash equivalents at beginning of year         32,534          1,722
                                                     --------       --------

Cash and cash equivalents at end of year             $ 88,815       $ 32,534
                                                     ========       ========



                 See accompanying notes to financial statements.

                             DIGITAL DICTATION, INC.
                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1995


NOTE 1 - ORGANIZATION, CHANGE IN OWNERSHIP AND MERGER

Organization:
-------------

Digital Dictation, Inc. (the "Company" or "DDI") provides transcription services for various medical facilities. The Company is incorporated in the state of Delaware and commenced operations during 1989.


Change in Ownership:
--------------------

In June, 1995 Mr. Richard D. Cameron, now the President and Chief Executive Officer of DDI, acquired all of the issued and outstanding shares of common stock of the Company. In connection therewith, Mr. Cameron obtained a loan from Proactive Partners, L.P., a California limited partnership ("Proactive"), pursuant to a Note Purchase Agreement and Promissory Note. The terms of the Note provided for, among other things, payment through the transfer to Proactive of 50% of Mr. Cameron's shares of DDI in connection with a merger of DDI with and into a public shell company.


Merger:
-------

On October 10, 1995, the Company was acquired by SonoChem, Inc. ("SonoChem"), an inactive public corporation, in a non-taxable reverse acquisition pursuant to
Section  368(a) of the  Internal  Revenue  Code of 1986 and Plan of Merger dated
September 15, 1995. SonoChem acquired all of the Company's issued and outstanding shares of common stock in exchange for 5,944,606 shares of SonoChem's $.01 par value common stock. As a result of this issuance, the previous holders of the Company's common stock became the holders of 95% of the issued and outstanding shares of SonoChem. Concurrent with this transaction, SonoChem's name was changed to Digital Dictation, Inc.

For financial reporting purposes, this transaction has been treated as a recapitalization of the Company, with the Company in the position of acquirer in a reverse acquisition. The historical financial statements prior to October 10, 1995 are those of the Company. Pro forma information is not presented because a business combination did not occur. The recapitalization of the Company's authorized, issued and outstanding common stock has been given retroactive effect in the accompanying financial statements.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates:
-----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


Revenue Recognition:
--------------------

Revenue for transcription services is recognized when the services are provided.


Property and Equipment:
-----------------------

Property and equipment is stated at cost or, in the case of equipment acquired under capital leases, at the present value of future lease payments, less accumulated depreciation and amortization. Repair and maintenance expenditures are charged to operations in the period incurred. Depreciation is computed under the straight line method for financial reporting purposes and accelerated methods for income tax purposes. Equipment, furniture, fixtures, automobile, and leasehold improvements are depreciated over five to seven years. Software is amortized using the straight line method over five years.

Income Taxes:
-------------

     For periods through October 9, 1995, the Company was taxed as an S corporation. Accordingly, federal and state income taxes were the personal responsibility of the stockholder, and no provision for income taxes was necessary. Effective October 10, 1995, as a result of the reverse acquisition, the Company is taxed as a C corporation.

Effective October 10, 1995, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes". Under SFAS No. 109, deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.


Cash and Cash Equivalents:
--------------------------

     The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.


Net Income Per Share:
---------------------

Net income per share is based on the weighted average of shares outstanding during 1996.


Pro Forma Net Income Per Share:
-------------------------------

Pro forma net income per share is based on the weighted average of shares outstanding during 1995 after giving effect to the recapitalization discussed in
Note 1.


Stock Options:
--------------

The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans.


NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company provides services on credit to its clients, which are medical facilities located throughout the United States. The Company performs ongoing credit evaluation of its clients and requires no collateral. The Company has had minimal credit losses on its accounts receivable and no allowance for doubtful accounts is considered necessary at December 31, 1996 and 1995.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                       December 31,
                                                    ------------------
                                                    1996          1995
                                                    ----          ----

    Dictation and other equipment                $1,706,294    $1,479,526
    Furniture and fixtures                           84,069        65,860
    Leasehold improvements                           55,083        44,343
    Automobile                                       23,400        23,400
    Software                                         44,850        45,894
                                                 ----------    ----------
                                                  1,913,696     1,659,023

    Accumulated depreciation and amortization    (1,033,713)     (813,394)
                                                 ----------    ----------

                                                 $  879,983    $  845,629
                                                 ==========    ==========


NOTE 5 - BORROWINGS UNDER LINE OF CREDIT

The Company has a $450,000 line of credit with Merrill Lynch Business Financial Services, Inc. which expires June 30, 1997. Borrowings under this line of credit at December 31, 1996 and 1995 amounted to $329,029 and $264,747, respectively. Interest is payable at prime plus one per cent per annum (9.2% at December 31, 1996). The line of credit is secured by all assets of the Company.

Borrowings under this line of credit are solely for working capital purposes. The related loan and security agreement requires the Company to submit annual reviewed financial statements within 120 days after the end of each fiscal year, and unaudited interim financial statements within 45 days after the end of each fiscal quarter. The Company is in compliance with these reporting covenants.


NOTE 6 - TRANSACTIONS WITH RELATED PARTY

During May 1996 Mr. Cameron repaid, on behalf of the Company, unsecured installment notes, totaling $36,035 (See Note 7). The balance was repaid to Mr. Cameron in installments through December 1996 including interest totaling $1,037 calculated at 10% annum. This repayment is on the same terms as the original notes.

NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                       December 31,
                                                    ------------------
                                                    1996          1995
                                                    ----          ----

    Automobile installment loan, 10% interest
      due December 1998                          $ 13,058      $   -
    Unsecured installment notes, 10% interest,
      due December 1996, prepaid in May 1996
      (See Note 6)                                               56,390
                                                 --------      --------
                                                   13,058        56,390

    Less current portion                           (5,931)      (56,390)
                                                 --------      --------

                                                 $  7,127      $   -
                                                 ========      ========


NOTE 8 - CAPITAL LEASES

The Company leases various equipment under long-term contracts. Property and equipment includes the following amounts for leases that have been capitalized:

                                                       December 31,
                                                    ------------------
                                                    1996          1995
                                                    ----          ----

    Dictation and other equipment                $104,515      $464,303
    Allowance for depreciation                    (37,301)      277,085)
                                                 --------      --------

                                                 $ 67,214      $187,218
                                                 ========      ========

Depreciation of these assets, computed by the straight line method over five years, is included in depreciation expense.


NOTE 9 -  COMMITMENTS

The Company rents office space under two agreements which expire August 31, 1999 and October 31, 1999. DDI leases an automobile under a three year operating lease through July 1998 at a cost of $461 per month. The Company also leases a copier under a three year operating lease through November 1998 at a cost of $175 per month.

The future minimum lease payments under capital leases (see Note 8) and non-cancelable operating leases for office space, equipment, and automobile as of December 31, 1996 are as follows:

                                        Capital    Operating
                                        Leases      Leases      Total
                                        ------      ------      -----
Year Ending December 31,
  1997                                 $ 37,913    $ 98,067    $135,980
  1998                                   24,980      93,452     118,432
  1999                                               64,365      64,365
                                       --------    --------    --------
  Total minimum lease payments           62,893    $255,884    $318,777
                                                   ========    ========

  Amount representing interest           (5,829)
                                       --------
  Present value of net minimum
    lease payments (including
    $33,218 classified as current)     $ 57,064
                                       ========

Rent expense under operating leases for the years ended December 31, 1996 and 1995 totaled $65,827 and $50,364, respectively.


NOTE 10 - INCOME TAXES AND CHANGES IN TAX STATUS

As a result of the reverse acquisition described in Note 1, on October 10, 1995 the Company's income tax status changed. Effective October 10, 1995, the Company is required to pay income taxes on its earnings, including deferred taxes existing at the time that the S corporation status was terminated.

The components of the deferred tax expense (benefit) for the year ended December 31, 1996 and the period from October 10, 1995 to December 31, 1995 consist of the following:

                                                   1996          1995
                                                   ----          ----
  Current tax expense
      Federal                                    $ 27,000
      State                                         8,000
                                                 --------
                                                   35,000
                                                 --------

  Deferred tax expense (benefit)
      Federal                                    $183,000     $(15,000)
      State                                        35,000       (3,000)
                                                 --------     --------
                                                  218,000      (18,000)
                                                 --------     --------

  Total                                          $253,000     $(18,000)
                                                 ========     ========

Components of the Company's net deferred tax assets and liabilities as of December 31, 1996 and 1995 are as follows:
                                                    1996          1995
                                                    ----          ----
  Deferred tax assets:
      Accounts payable                            $ 53,000    $ 50,000
      Accrued payroll                               44,000      41,000
      Net operating loss carry forward                          28,000
                                                  --------    --------
      Total deferred tax assets                     97,000     119,000
                                                  --------    --------
  Deferred tax liabilities:
      Accounts receivable                          440,000     270,000
      Prepaid expenses                               2,000       1,000
      Prepaid income taxes                           6,000
      Property and equipment                        69,000      50,000
                                                  --------    --------
      Total deferred tax liabilities               517,000     321,000
                                                  --------    --------

  Net deferred tax liabilities                     420,000     202,000

  Less valuation allowance                            -           -
                                                  --------    --------
  Net deferred tax liabilities as of
      December 31, 1996 and 1995 (including
      $351,000 and $152,000, respectively
      classified as current)                      $420,000    $202,000
                                                  ========    ========


The unaudited pro forma adjustment to reflect income taxes in the accompanying statement of income is for information purposes only and has been calculated based on the estimated effective tax rate in 1995, assuming the Company had been subject to corporate income tax.

Income tax expense and pro forma income tax expense for the years ended December 31, 1996 and 1995, respectively, differ from the Federal statutory rate as follows:

                                                       December 31,
                                                    ------------------
                                                    1996          1995
                                                    ----          ----
 Statutory Federal income tax rate                  34.0%         34.0%
 Effect of graduated rates                          (1.5)         (1.4)
 State income taxes, net of Federal tax benefit      4.0           4.0
                                                    ----          ----
                                                    36.5%         36.6%
                                                    ====          ====


NOTE 11 - DIVIDENDS

On October 9, 1995, the Company's S corporation election terminated. At that time the retained earnings balance representing undistributed earnings of $268,576 was reclassified as additional paid-in capital as a constructive distribution to the stockholder followed by a contribution by the stockholder to the capital of the Company. The dividend payable of $44,791 as of December 31, 1995 represents the income tax liability of the S corporation stockholder's proportionate share of the undistributed taxable earnings through October 9, 1995.

NOTE 12 - FIXED STOCK OPTION PLANS

At December 31, 1996, the Company has two stock-based compensation plans, which are described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized for its fixed option plans. Had compensation cost for the Company's two stock-based compensation plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of FASB Statement 123, the Company's net income and earnings per share (EPS) for 1996 would have been reduced to the pro forma amounts indicated below:

                                      Net income           EPS
                                      ----------           ---
         As reported                   $439,667           $.07

         Pro forma                     $408,667           $.07

The effect of applying FASB statement 123 is not likely to be representative of the effects on reported net income for future years due to the effects of vesting.

In March 1996, the Board of Directors authorized the establishment of a non-qualified stock option plan for its full-time employees and consultants (the "Employee Plan") and reserved 800,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. All options granted to date under the Employee Plan vest at the rate of 25% per year, beginning one year after the date of grant, and have a term of ten years.

Also in March 1996, the Board of Directors authorized the establishment of a non-qualified stock option plan for its directors (the "Director Plan") and reserved 500,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. Initial grants were made of options to purchase 75,000 shares of common stock to each of the Company's four directors. These options vest at the rate of one-third per year beginning one year after the date of grant, have an exercise price of $.76 per share, and have a term of ten years.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions used for grants in 1996: expected volatility of 60 percent; risk-free interest rate of 6.2 percent for the Employee Plan and 6.3 percent for the Director Plan; expected lives of 5 years for the Employee Plan options and 7 years for the Director Plan options; no dividends are anticipated.

A summary of the status of the Company's two stock option plans as of December 31, 1996 and changes during the year is presented below:

                                                           Weighted-Average
 Fixed options                                Shares        Exercise Price
 -------------                                ------        --------------

 Granted                                      936,796            $.76
 Forfeited                                       (450)            .75
                                              -------            ----
 Outstanding at end of year                   936,346            $.76
                                              =======            ====

 Weighted-average fair value of
     options granted during the year             $.23
                                                 ====

No options were exercisable at December 31, 1996. The following table summarizes information about fixed stock options outstanding at December 31, 1996:

  Range of              Number          Weighted-Average        Weighted-
  Exercise          Outstanding at          Remaining            Average
   Price           December 31, 1996    Contractual Life     Exercise Price
   -----           -----------------    ----------------     --------------

 $.75 - $.76           931,600              9.3 years            $ .76
    $1.00                4,746              9.9 years             1.00
                       -------

                       936,346              9.3 years
                       =======


NOTE 13 - EMPLOYEE BENEFITS

During 1996, the Company established a 401(k) plan for its employees. This plan is funded jointly by employee and employer contributions. Employees are allowed to contribute up to 15% of their salary subject to an overall limitation. The Company contributes 20% of the amount contributed by employees, limited to 5% of the employee's salary. Employer contributions to this plan for the year ended December 31, 1996 totaled $3,314.


NOTE 14 - CASH FLOW INFORMATION

Non cash investing and financing activities excluded from the statements of cash flows consist of property and equipment acquired under capital leases totaling $104,390 for the year ended December 31, 1997. Net cash provided by operating activities includes interest payments of $39,187 and $25,121 for the years ended December 31, 1996 and 1995, respectively. The Company made a $25,000 income tax payment during 1996.


NOTE 15 - MAJOR CUSTOMERS

Revenues from several contracts with the U.S. Naval and two Veterans Administration hospitals aggregated approximately $928,000 and $896,000 for the years ended December 31, 1996 and 1995, respectively. Revenues exceeding 10% of total revenues from one non-profit hospital group aggregated approximately $867,000 and $506,000 for the years ended December 31, 1996 and 1995, respectively. Revenues exceeding 10% of total revenues from one for-profit hospital group aggregated approximately $750,000 for the year ended December 31, 1996.

                                    PART III


EXHIBITS LIST


2.1 Amended and Restated Certificate of Incorporation of SonoChem, Inc. (now known as Digital Dictation, Inc.) (1)

2.2 Amended and Restated Bylaws of Digital Dictation, Inc. (f/k/a SonoChem, Inc.) (1)

3    Specimen Certificate for Shares of DDI Common Stock (1)

5    Digital Dictation, Inc. Shareholders' Agreement (1)

12 Agreement and Plan of Merger By and Among Digital Dictation, Inc., SonoChem, Inc. and Principal SonoChem Stockholders (1)

27   Financial Data Schedule



(1) Filed previously with the Company's Registration Statement #0-27052 on Form 10-SB filed with the Securities and Exchange Commission on October 23, 1995.

                                   SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   DIGITAL DICTATION, INC.


April 9, 1997             By:        /s/  Richard D. Cameron
                               -----------------------------------
                               Richard D. Cameron
                               Principal Executive Officer, Principal Financial
                                 and Accounting Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


April 9, 1997                       /s/   Myron A. Wick, III
                               -----------------------------------
                               Myron A. Wick, III
                               Chairman of the Board of Directors


April 9, 1997                       /s/   Charles C. McGettigan
                               -----------------------------------
                              Charles C. McGettigan
                              Director


April 9, 1997                       /s/   Bert I. Helfinstein
                               -----------------------------------
                               Bert I. Helfinstein
                               Director


The Registrant will furnish its shareholders with copies of its annual report and proxy statement after the date of this report.