Form 10QSB
period 1997-03-31
DIGITAL DICTATION INC
filed 1997-04-29
CIK 1002665

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997.




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

                                   YES X     NO


The number of shares outstanding of the Issuer's $.01 par value Common Stock as of April 28, 1997 was 6,257,480.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS


Index to unaudited condensed financial statements presented on pages 3 to 7:

     Condensed balance sheets as of March 31, 1997 and December 31, 1996

     Condensed statements of income for the three months ended March 31, 1997 and 1996

     Condensed statements of cash flows for the three months ended March 31, 1997 and 1996

     Notes to condensed financial statements

                             DIGITAL DICTATION, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                                         March 31,  December 31,
                             ASSETS                         1997         1996
                                                        -----------  -----------
Current Assets
     Cash and equivalents                               $  269,866   $   88,815
     Accounts receivable                                 1,008,210    1,156,841
     Employee receivables                                    1,390        2,762
     Prepaid expenses and other                             35,563       23,801
                                                        -----------  -----------
         Total current assets                            1,315,029    1,272,219
                                                        -----------  -----------
Property and equipment, net                                962,726      879,983

Rent deposits                                                4,901        4,901
                                                        -----------  -----------
         Total assets                                   $2,282,656   $2,157,103
                                                        ===========  ===========
               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Borrowings under line of credit                    $     -      $  329,029
     Accounts payable                                      312,312      151,485
     Accrued payroll and payroll taxes                     304,767      115,060
     Current portion of long-term debt                       5,550        5,931
     Current potion of capital lease obligations            37,420       33,218
     Current income taxes payable                           17,000       27,000
     Current deferred income taxes                         351,000      351,000
                                                        -----------  -----------
         Total current liabilities                       1,028,049    1,012,723
                                                        -----------  -----------
Long-term debt, non-current portion                          6,080        7,127

Capital lease obligations, non-current portion              15,995       23,846

Non-current deferred income taxes                           69,000       69,000

Stockholders' equity
     Common stock, par value $0.01 per share, 20,000,000
       Authorized, 6,257,480 shares issued and
       outstanding                                          62,575       62,575
     Additional paid-in capital                            571,496      571,496
     Retained earnings                                     529,461      410,336
                                                        -----------  -----------
          Total stockholders' equity                     1,163,532    1,044,407
                                                        -----------  -----------
Commitments - Note 8                                          -            -
                                                        -----------  -----------
          Total liabilities and stockholders' equity    $2,282,656   $2,157,103
                                                        ===========  ===========























            See accompanying notes to condensed financial statements.

                             DIGITAL DICTATION, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)


                                                   Three months ended March 31,
                                                       1997             1996
                                                  -------------    -------------
Revenues                                           $ 1,994,391      $ 1,542,282

Cost of services                                     1,275,589        1,056,191
                                                   -----------      -----------
          Gross profit                                 718,802          486,091

General and administrative expenses                    524,128          335,224
                                                   -----------      -----------
Operating income                                       194,674          150,887

Other income (expense)
          Interest and other income                        958               14
          Interest expense                               4,507          (12,326)
                                                   -----------      -----------
Income before income taxes                             191,125          138,555

Provision for income taxes                              72,000           53,000
                                                   -----------      -----------
          Net income                               $   119,125      $    85,555
                                                   ===========      ===========

Net income per share                               $       .02      $       .01
                                                   ===========      ===========

Weighted average shares outstanding                  6,257,480        6,257,480
                                                   ===========      ===========




































            See accompanying notes to condensed financial statements.

                             DIGITAL DICTATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                    Three months ended March 31,
                                                         1997          1996
                                                    -------------  -------------
Cash flows from operating activities
     Net income                                        $ 119,125     $   85,555
     Changes to operations not affecting cash
         Depreciation and amortization                    74,210         65,834
         Deferred income tax provision                      -            18,000
     Changes in operating assets and liabilities
         Accounts receivable                             148,631       (123,083)
         Employee receivables                              1,372          5,390
         Prepaid expenses and other                      (11,762)       (23,812)
         Accounts payable                                127,494        (44,126)
         Accrued payroll and payroll taxes               189,707         62,577
         Current income taxes payable                    (10,000)        35,000
                                                       ----------     ----------
             Net cash provided by operating activities   638,777         81,335
                                                       ----------     ----------
Cash flows from investing activities
     Additions to property and equipment                (156,953)       (29,831)
                                                       ----------     ----------
             Net cash from investing activities         (156,953)       (29,831)
                                                       ----------     ----------
Cash flows from financing activities
     Net (decrease) in borrowing under line of
     credit                                              (29,029)       (43,391)
     Proceeds from bank loan                                -            18,000
     Increase (reduction) of long-term debt               31,905        (14,519)
     Reduction of capital lease obligations               (3,649)       (21,325)
                                                       ----------     ----------
           Net cash used by financing activities        (300,773)       (61,235)
                                                       ----------     ----------
Increase (decrease) in cash                              181,051         (9,731)

Cash and cash equivalents at beginning of period          88,815         32,534
                                                       ----------     ----------
Cash and cash equivalents at end of period             $ 269,866     $   22,803
                                                       ==========     ==========
































            See accompanying notes to condensed financial statements

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

NOTE 2 - PRESENTATION OF FINANCIAL STATEMENTS

     The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.

NOTE 3 - PROPERTY AND EQUIPMENT

                                                    March 31,      December 31,
                                                      1997           1996
                                                  -------------   -------------
         Dictation and other equipment            $   1,842,596   $   1,706,294
         Furniture and fixtures                          85,073          84,069
         Leasehold improvements                          55,878          55,083
         Automobile                                      23,958          23,400
         Software                                        63,144          44,850
                                                  -------------    -------------
         Total Property Assets                        2,070,649       1,913,696
         Accumulated depreciation and amortization   (1,107,923)     (1,033,713)
                                                  -------------    -------------
                                                  $     962,726   $     879,983
                                                  =============    =============

NOTE 4 - BORROWINGS UNDER LINE OF CREDIT

     The Company has a $450,000 line of credit available from Merrill Lynch Business Financial Services, Inc. through June 30, 1997. Interest is payable at prime plus one per cent per annum (9.5% at March 31, 1997). The line of credit is secured by all assets of the Company. There were no borrowings under this line of credit at March 31, 1997.

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

NOTE 5 - LONG-TERM DEBT

                                                     March 31,     December 31,
                                                       1997           1996
                                                  -------------   -------------
         Automobile installment loan, 10% interest,
             due December 1998                    $     11,630    $      13,058
                                                  ------------    -------------
                                                        11,630           13,058
         Less current portion                           (5,550)          (5,931)
                                                  ------------    --------------
                                                  $      6,080    $       7,127
                                                  ============    ==============

NOTE 6 - CAPITAL LEASES

     The Company leases various equipment under long-term contracts. Property and equipment includes the following amounts for leases that have been capitalized:

                                                     March 31,     December 31,
                                                       1997           1996
                                                  -------------   -------------
         Dictation and other equipment            $    104,515    $     104,515
         Allowance for depreciation                    (42,527)         (37,301)
                                                  -------------   --------------
                                                  $     61,988    $      67,214
                                                  =============   ==============

NOTE 7 - STOCK OPTION PLANS

     In March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its full-time employees (the "Employee Plan") and reserved 800,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. All options granted to date under the Employee Plan vest at the rate of 25% per year, beginning one year after the date of grant and have a term of ten years.

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


NOTE 8 - COMMITMENTS

     The Company rents office space under two agreements which expire August 31, 1999 and October 31, 1999.

     Future minimum lease payments under capital leases for equipment and non-cancelable operating leases for office space, equipment and an automobile as of March 31, 1997 are as follows:

             Year ending          Capital         Operating
              March 31,           Leases            Leases             Total
            -------------      -------------     -------------     -------------
                1998           $     37,420      $    101,842      $    139,262
                1999                 15,995            94,204           110,199
                2000                                   41,556            41,556
                               ------------      ------------      ------------
     Total minimum lease
       payments                $     53,415      $    237,602      $    290,017
                                                 ============      ============
     Amount representing
       interest                      (4,094)
                               ------------
     Present value of net
       minimum lease payments
       (including $37,420
       classified as current)  $     49,321
                               ============

     Rent expense under operating leases for the three months ended March 31, 1997 and 1996 totaled $23,921 and $13,600, respectively.

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

     The Company presently serves thirty major hospitals. Twelve are located in the general Washington, DC metropolitan area while the others do not represent any major geographic concentration.

     The Company has prepared and is launching a major marketing offensive, aimed at exposing and educating potential clients to the benefits that can be realized from a technology-based, quality-focused company. This marketing plan capitalizes on the Company's excellent reputation in the industry and utilizes the willingness of existing clients to testify as to the Company's high level of service. The Company has one regional manager in California, and expects to hire additional regional managers in other parts of the country during the next two years, to provide new business development and locally based client support.

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


                         EMPLOYEES AND TRANSCRIPTIONISTS

     As of March 31, 1997, the Company had twenty-one full-time employees and one part-time employee in its principal executive offices and Virginia Operations Center, in addition to the regional marketing manager in the Santa Barbara, California office. DDI also has arrangements with more than 200 home-based transcriptionists who are either CMT-certified or in the process of becoming certified. Transcriptionists work from their homes, setting their own hours any time during the day or night. The transcriptionists are paid bi-weekly in accordance with the amount of transcription they produce, as opposed to an hourly rate. The Company has subcontract agreements with all of the transcriptionists which specify the quality and delivery requirements and set forth the method and rate for payment.


             DISCUSSION OF OPERATING RESULTS AND FINANCIAL CONDITION


OPERATING RESULTS

     The Company has reported average annual growth in revenues over the past five fiscal years of 34%. DDI focuses on securing long-term contracts for full-service (outsourced) medical transcription services rather than overflow services from medical institutions. As a result, each client contract produces a fairly consistent stream of revenue.

     Total revenue from all contracts each week (the "run rate") is management's key indicator of current financial performance. The acquisition of a new client requires initial start-up expenses prior to the cut-over of service, and thereafter results in an immediate positive impact on the weekly run rate, as revenue is increased by the full weekly amount of the new contract. The Company has been able to maintain its existing client base. The weekly run rate was approximately $160,000 as of March 31, 1997 as compared to approximately $130,000 as of as of March 31, 1996. The current run rate indicates total revenues for 1997 in excess of $8.3 million is likely.

     Annual revenues for the preceding five fiscal years were as follows:

                               For the year ended December 31,
               ---------------------------------------------------------------
                 1996          1995         1994          1993          1992
             -----------   -----------   -----------   -----------   -----------
    Revenue  $ 6,936,730   $ 5,057,585   $ 3,838,076   $ 2,745,897   $ 2,354,043


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

     Revenues for the first quarter of 1997 were 29% higher than revenues for the first quarter of 1996 primarily as a result of additional hospitals being taken on as clients, without any reduction in the existing client base. As of March 31, 1996, the Company was providing services to 23 health care institutions, while currently, DDI is providing services to 30 health care institutions.

     Cost of services, which includes all costs related to transcriptionists, telephone and associated equipment depreciation, represented 63.9% of revenues in the first quarter of 1997 as compared to 68.5% in the first quarter of 1996. The decrease in cost of services as a percentage of revenues is attributable primarily to a decrease in telecommunications costs. Telecommunications costs were high during the first quarter of 1996, and the Company took steps to reduce these costs. Costs of services are directly related to revenue and it is expected that such costs will continue at the rate of approximately two-thirds of total revenue.

     General and administrative ("G&A") expenses consist primarily of salaries and benefits of all technical, marketing, operations and client support, administrative and executive personnel, occupancy costs, marketing and promotional costs, and other administrative expenses. G&A expenses were 26.3% of revenue in the first quarter of 1997 versus 21.7% of revenue in the first quarter of 1996. G&A expenses increased as a percentage of revenues because of additional personnel expenses in 1997 and launching of marketing campaign expenses. The Company has otherwise shown the ability to increase its revenue base without a similar percentage increase in fixed expenses in part due to its strategy of nationwide expansion from a central operating facility.


FINANCIAL CONDITION

     At March 31, 1997, the Company held cash and equivalents of approximately $270,000, along with trade receivables of approximately $1,008,000. As necessary to meet temporary cash flow shortages, the Company may draw upon a $450,000 line of credit which remains available through June 30, 1997; management expects to be able to renew the line. There were no borrowings against the line of credit as of March 31, 1997 compared to borrowings of approximately $230,000 as of March 31, 1996. Net cash flow from operations was $638,777 for the three months ending March 31, 1997 and $81,335 in 1996.

     Given that the Company is expected to grow at a rate in excess of its net profit margin, it is possible the Company will need to secure a source of additional funding to finance such growth. Management believes that projected increases in revenues will be sufficient to fund the associated increases in operating costs of the Company.

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:    None


(b)      Reports on Form 8-K:       None.




                                   SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereto duly authorized.


                                               DIGITAL DICTATION, INC.
                                               (Registrant)



                                                    /S/ Richard D. Cameron
                                               ---------------------------------
                                      By:      Richard D. Cameron
                                               Chief Executive Officer


                                                    /S/ Gerald H. Gruber
                                               ---------------------------------
                                      By:      Gerald H. Gruber
                                               Chief Financial Officer



April 28, 1997