Form 10QSB
period 1997-06-30
DIGITAL DICTATION INC
filed 1997-07-21
CIK 1002665

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549




                                   FORM 10-QSB




                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997




                             DIGITAL DICTATION, INC.




                      Incorporated in the State of Delaware

                            8230 Old Courthouse Road
                             Vienna, Virginia 22182

                            Telephone: (703) 848-2830
                  I.R.S. Employer Identification No. 52-1451022

                         Commission file number 0-27052







Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months and (s) has been subject to such filing requirements for the past 90 days.

                                    Yes   X    No
                                        ----      ---
The number of shares outstanding of the Issuer's $.01 per value Common Stock as of July 14, 1997 was 6,257,480.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

Index to unaudited condensed financial statements presented on pages 3 to 8:

         Condensed balance sheets as of June 30, 1997 and December 31, 1996

         Condensed statements of income for the three and six month periods ended June 30, 1997 and 1996.

         Condensed statements of cash flows for the six months ended June 30, 1997 and 1996.

         Notes to condensed financial statements.

                             Digital Dictation, Inc.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)


                                            June 30,              December 31,
                           ASSETS             1997                    1996
                                           ------------           ------------
Current assets
    Cash and cash equivalents              $     46,651           $     88,815
    Accounts receivable                       1,434,157              1,156,841
    Employee receivables                          2,965                  2,762
    Prepaid expenses and other                   32,218                 23,801
                                           -------------          -------------
      Total current assets                    1,515,991              1,272,219

Property and equipment, net                   1,169,612                879,983

Rent deposits                                     4,901                  4,901
                                           -------------          -------------

      Total assets                         $  2,690,504           $  2,157,103
                                           =============          =============

LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
    Borrowing under line of credit         $    266,751           $    329,029
    Accounts payable                            298,662                151,485
    Accrued payroll and payroll taxes           253,734                115,060
    Current portion of long-term debt             3,933                  5,931
    Current portion of capital lease
      obligations                                33,040                 33,218
    Current income taxes payable                 90,000                 27,000
    Current deferred income taxes               351,000                351,000
                                           -------------          -------------
      Total current liabilities               1,297,120              1,012,723

Long-term debt, non-current portion               6,233                  7,127

Capital lease obligations, non current
 portion                                          7,852                 23,846

Non current deferred income taxes                69,000                 69,000

Stockholders' equity
    Common stock, par value $.01 per share
      20,000,000 shares authorized, 6,257,480
      shares issued and outstanding              62,575                 62,575
    Additional paid-in capital                  571,496                571,496
    Retained earnings                           676,228                410,336
                                           -------------          -------------
      Total stockholders' equity              1,310,299              1,044,407

Commitments - Note 10                              -                      -
                                           -------------          -------------

  Total liabilities & stockholders' equity $  2,690,504           $  2,157,103
                                           =============          =============










         See   accompanying   notes  to  condensed financial statements.

                             DIGITAL DICTATION, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                             Three months ended           Six months ended
                                  June 30,                    June 30,
                         -------------------------    -------------------------
                             1997          1996           1997         1996
                        ------------- -------------  ------------- -------------
Revenues                 $ 2,357,585   $ 1,706,780    $ 4,351,975  $ 3,249,062

Cost of services           1,482,100     1,083,531      2,757,689    2,139,722
                         ------------  ------------   ------------ ------------

Gross profit                 875,485       623,249      1,594,286    1,109,340

General & administrative
  expense                    635,121       432,051      1,159,247      767,275
                         ------------  ------------   ------------ ------------

Operating income             240,364       191,198        435,039      342,065

Other income (expense)
      Interest & other income    460            82          1,418           96
      Interest expense        (4,057)       (9,060)        (8,565)     (21,386)
                         ------------  ------------   ------------ ------------

Income before income tax     236,767       182,220        427,892      320,775
                         ------------  ------------   ------------ ------------

Provision for income taxes    90,000        69,000        162,000      122,000
                         ------------  ------------   ------------ ------------

       Net income        $   146,767   $   113,220    $   265,892  $   198,775
                         ============  ============   ============ ============


Net income per share     $       .02   $       .02    $       .04  $       .03
                         ============  ============   ============ ============

Weighted average shares
  outstanding              6,257,480     6,257,480      6,257,480    6,257,480
                         ============  ============   ============ ============
















            See accompanying notes to condensed financial statements

                             DIGITAL DICTATION, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                   Six months ended June 30,
                                                   1997                 1996
                                               ------------         ------------
Cash flows from operating activities
Net Income                                     $   265,892          $   198,775
Charges to operations not affecting cash:
        Provision for bad debts                     10,000                    0
        Depreciation and amortization              161,642              134,463
        Deferred income tax provision                    0              107,000
Changes in operating assets and liabilities:
        Accounts receivable                      ( 287,316)            (209,603)
        Employee receivables                         ( 203)              15,825
        Prepaid expenses and other                 ( 8,417)             (21,815)
        Accounts payable                           147,177              (74,751)
        Accrued payroll and payroll taxes          138,674               38,782
        Current income taxes payable                63,000               15,000
                                               ------------         ------------
         Net cash provided by operating
          activities                               490,449              203,676

Cash flows from investing activities:
        Additions to property and equipment     (  451,270)             (88,055)
                                               ------------         ------------

         Net cash used by investing activities  (  451,270)             (88,055)

Cash flows from financing activities:
        Net increase in borrowings under line
          of credit                               ( 62,278)              14,829
        Proceeds from advance from stockholder           0               36,035
        Reduction of balance due to stockholder          0               (9,265)
        Dividends paid on earnings prior to
          recapitalization                               0              (44,791)
        Reduction of long-term debt                ( 2,893)             (40,581)
        Reduction of capital lease obligat        ( 16,172)             (43,943)
                                               ------------         ------------

         Net cash used by financing activities    ( 81,343)             (87,716)

Increase (decrease) in cash                       ( 42,164)              27,905

Cash and cash equivalents at beginning of period    88,815               32,534
                                               ------------         ------------

Cash and cash equivalents at end of period     $    46,651          $    60,439
                                               ============         ============









         See accompanying notes to condensed financial statements.

                             DIGITAL DICATION, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1 - The Company


     Digital Dictation, Inc. (the "Company" or "DDI") provides transcription services for various medical facilities. The Company is incorporated in the State of Delaware and commenced operations during 1989.


Note 2 - Presentation of Financial Statements

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


Note 3 - Property and Equipment

                                           June 30,                December 31,
                                             1997                      1996

    Dictation and other equipment      $   2,100,620            $   1,706,294
    Furniture and fixtures                    91,842                   84,069
    Leasehold improvements                    63,228                   55,083
    Automobile                                23,958                   23,400
    Software                                  85,318                   44,850
                                       --------------           ---------------
    Total Property Assets                  2,364,966                1,913,696
    Accumulated depreciation and
     amortization                         (1,195,354)              (1,033,713)
                                       --------------           ---------------
                                       $   1,169,612            $     879,983
                                       ==============           ===============


Note 4 - Borrowings under Line of Credit

       The Company has a $450,000 line of credit available from Merrill Lynch Business Financial Services, Inc. through June 30, 1997. Interest is payable at prime plus one per cent per annum (9.5% at June 30, 1997). The line of credit is secured by all assets of the Company. As of June 30, 1997, borrowings under this line of credit were $266,751.


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


Note 5 - Long-term Debt

                                            June 30,               December 31,
                                              1997                     1996
    Automobile installment loan, 10% interest,
     due December 1998                   $     10,166              $    13,058
                                         -------------             ------------
                                               10,166                   13,058
    Less current portion                       (3,933)                  (5,931)
                                         -------------             ------------
                                         $      6,233              $     7,127
                                         =============             ============

Note 6 - Capital Leases

       The Company leases various equipment under long-term contracts. Property and equipment includes the following amounts for leases that have been capitalized:

                                          June 30,               December 31,
                                            1997                     1996
                                       --------------           --------------
         Dictation and other equipment $      104,515           $      104,515
         Allowance for depre                  (48,143)                 (37,301)
                                       ---------------          ---------------
                                       $       56,372           $       67,214
                                       ===============          ===============


Note 7 - Stock Option Plan

       In March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its full-time employees and directors and reserved 1,300,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan.

       All options granted have a term of ten years. The vesting periods for options granted under the plan have ranged from immediate to four years. The exercise price for all options granted under the plan have been at fair market value on the date of the grant.


Note 8 - Employee Stock Purchase Plan

       In December, 1996 the Board of Directors approved an Employee Stock Purchase Plan and reserved 150,000 shares of the Company's common stock. No shares have been issued under the Plan as of June 30, 1997.


Note 9 - Employee Benefit Plan

       In March 1997 the Board of Directors established a Section 125 Cafeteria Plan.


Note 10 - Commitments

       The Company rents office space under two agreements which expire August 31, 1999 and October 31, 1999.

       Future minimum lease payments under capital leases for equipment and non-cancelable operating leases for office space, equipment and an automobile as of June 30, 1997 are as follows:

       Year ending                   Capital      Operating
        June  30,                    Leases        Leases           Total

          1998                    $    35,939   $   100,854     $   136,793
          1999                          7,998        93,195         101,193
          2000                                       18,092          18,092
                                  ------------  -----------     ------------
     Total minimum lease payments      43,937   $   212,141     $   256,078
                                                ===========     ============

     Amount representing interest      (3,045)
                                  ------------
     Present value of net minimum
     lease payments (including
     $33,040 classified as current)$   40,892
                                  ============


       Rent expense under operating leases for the six months ended June 30, 1997 and 1996 totaled $47,872 and $27,839, respectively.

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

       The Company presently serves thirty-four major hospitals. Twelve are located in the general Washington, DC metropolitan area while the others do not represent any major geographic concentration.

       The Company has prepared and is executing a marketing plan, aimed at exposing and educating potential clients to the benefits that can be realized from a technology-based, quality-focused company. This marketing plan capitalizes on the Company's excellent reputation in the industry and utilizes the willingness of existing clients to testify to the Company's high level of service. The Company has one regional manager in California, and expects to hire additional regional managers in other parts of the country to provide new business development and locally-based client support.

       Management has evaluated opportunities to expand the Company through acquisitions, to expand its service offerings to include overflow transcription services, to diversify its client base to serve physicians' offices, and to sell or license its technology to other companies. Management strongly believes, however, that the growth and profitability of the Company can best be optimized by continuing to focus on DDI's core business and resisting temptations to diversify into other areas.

                         Employees and Transcriptionists


       As of June 30, 1997, the Company had twenty-five full-time employees and two part-time employee in its principal executive offices and Virginia Operations Center, in addition to the regional marketing manager in the Santa Barbara, California office. DDI also has arrangements with more than 225 home-based transcriptionists who are either CMT-certified or in the process of becoming certified. Transcriptionists work from their homes, setting their own hours any time during the day or night. The transcriptionists are paid bi-weekly in accordance with the amount of transcription they produce, as opposed to an hourly rate. The Company has subcontract agreements with all of the transcriptionists which specify the quality and delivery requirements and set forth the method and rate for payment.

             Discussion of Operating Results and Financial Condition


Operating Results

       The Company has reported average annual growth in revenues over the past five fiscal years of 34%. DDI focuses on securing long-term contracts for full-service (outsourced) medical transcription services rather than overflow services from medical institutions. As a result, each client contract produces a fairly consistent stream of revenue. The Company has been able to maintain its existing client base.

       Total revenue from all contracts each week (the "run rate") is management's key indicator of current financial performance. The acquisition of a new client requires initial start-up expenses prior to the cut-over of service, and thereafter results in an immediate positive impact on the weekly run rate, as revenue is increased by the full weekly amount of the new contract. The weekly run rate was approximately $190,000 as of June 30, 1997 as compared to approximately $135,000 as of as of June 30, 1996. The actual revenues through June 30, together with the current run rate indicates annual revenues for 1997 in excess of $9.0 million is likely.

       Annual revenues for the preceding five fiscal years were as follows:

                              For the year ended December 31,
                 1996         1995         1994         1993         1992
             -----------  -----------  -----------  ------------  -----------
   Revenues  $ 6,936,730  $ 5,057,585  $ 3,838,076  $  2,745,897  $ 2,354,043

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

       Revenues for the second quarter of 1997 were 38% higher than revenues for the second quarter of 1996 and revenues for the first half of 1997 were 34% higher than the revenues for the first half of 1996. These results were primarily a result of additional hospitals being taken on as clients, without substantial reduction in the existing client base. As of June 30, 1996, the Company was providing services to 25 health care institutions, while currently, DDI is providing services to 34 health care institutions, a net increase of nine new clients.

       Cost of services, which includes all costs related to transcriptionists, telephone and associated equipment depreciation, represented 62.9% of revenues in the second quarter of 1997 as compared to 63.5% in the second quarter of
1996.  The  decrease  in  cost  of  services  as a  percentage  of  revenues  is attributable primarily to a decrease in telecommunications costs. Telecommunications costs were high during the first quarter of 1996, and the Company took steps to reduce these costs. Costs of services are directly related to revenue and it is expected that such costs will continue at the rate of approximately two-thirds of total revenue.

       General and administrative ("G&A") expenses consist primarily of salaries and benefits of all technical, marketing, operations and client support, administrative and executive personnel, occupancy costs, marketing and promotional costs, transcription recruiting and other administrative expenses. G&A expenses were 26.9% and 26.6% of revenue in the second quarter and the first half of 1997 versus 25.3% and 23.6% of revenue in the second quarter and first half of 1996. G&A expenses increased as a percentage of revenues because of additional personnel expenses in 1997 and the costs associated with the process of acquiring and commencing business with new clients. The Company has otherwise shown the ability to increase its revenue base without a similar percentage increase in fixed expenses in part due to its strategy of nationwide expansion from a central operating facility.


Financial Condition

       At June 30, 1997, the Company held cash and equivalents of approximately $46,000, along with trade receivables of approximately $1,434,000. As necessary to meet temporary cash flow shortages, the Company may draw upon a $400,000 line of credit which remains available through June 30, 1998. Borrowings against the line of credit as of June 30, 1997 were approximately $267,000 compared to borrowings of approximately $280,000 as of June 30, 1996. Net cash flow provided by operating activities was approximately $490,000 for the six months ended June 30, 1997 and $204,000 in 1996.

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


                                   DIGITAL DICTATION, INC.
                                  (Registrant)



                                             Richard D. Cameron
                                   ---------------------------------------------
                                   by:      Richard D. Cameron
                                   Chief Executive Officer


                                             Gerald H. Gruber
                                   ---------------------------------------------
                                   By:      Gerald H. Gruber
                                   Chief Accounting & Financial Officer



July 17, 1997