Form 10QSB
period 1997-09-30
DIGITAL DICTATION INC
filed 1997-10-24
CIK 1002665

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB




                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997




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

                                 Yes _X_ No __

The number of shares outstanding of the Issuer's $.01 per value Common Stock as of October 24, 1997 was 6,262,480.

                         PART 1 - FINANCIAL INFORMATION



ITEM 1.  FINANCIAL STATEMENTS

Index to unaudited condensed financial statements presented on pages 3 to 8:

         Condensed balance sheets as of September 30, 1997 and December 31, 1996

         Condensed statements of income for the three and nine month periods ended September 30, 1997 and 1996.

         Condensed statements of cash flows for the nine months ended September 30, 1997 and 1996.

         Notes to condensed financial statements.

                             Digital Dictation, Inc.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                             September 30,        December 31,
ASSETS                                           1997                 1996
                                            --------------       --------------
Current assets
  Cash and cash equivalents                  $      3,473         $       88,815
  Accounts receivable                           1,643,756              1,156,841
  Employee receivables                              5,725                  2,762
  Prepaid expenses and other                        5,212                 23,801
                                            --------------        --------------
        Total current assets                    1,658,166              1,272,219

Property and equipment, net                     1,307,781                879,983

Rent deposits                                       4,901                  4,901
                                            --------------        --------------


                  Total assets              $   2,970,848         $    2,157,103
                                            ==============        ==============


LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities
  Borrowing under line of credit            $        -            $      329,029
  Accounts payable                                331,347                151,485
  Accrued payroll and payroll taxes               478,970                115,060
  Current portion of long-term debt                 6,390                  5,931
  Current portion of capital lease
   obligations                                     32,592                 33,218
  Current income taxes payable                    222,374                 27,000
  Current deferred income taxes                   351,000                351,000
                                            --------------        --------------
        Total current liabilities               1,422,673              1,012,723

Long-term debt, non-current portion                 2,273                  7,127

Capital lease obligations, non current portion       -                    23,846

Non current deferred income taxes                  69,000                 69,000

Stockholders' equity
  Common stock,  par value $.01 per share
  20,000,000  shares  authorized,
  6,262,480 and 6,257,480 shares issued
  and outstanding at 9/30/97 and 12/31/96          62,625                 62,575
  Additional paid-in capital                      578,946                571,496
  Retained earnings                               835,331                410,336
                                            ----------------      -------------
        Total stockholders' equity              1,476,902              1,044,407

Commitments - Note 10                                -                      -
                                            -------------         -------------
        Total liabilities & stockholders'
         equity                             $   2,970,848         $    2,157,103
                                            =============         ==============

         See   accompanying   notes  to  condensed financial statements.

                             DIGITAL DICTATION, INC.
                         CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)



                          Three months ended            Nine months ended
                             September 30,                 September 30,
                    ----------------------------    ----------------------------
                         1997          1996              1997           1996
                    -------------  -------------    -------------   ------------
Revenues             $ 2,687,365    $ 1,825,326      $ 7,039,341    $ 5,074,387

Cost of services       1,734,159      1,158,935        4,491,848      3,298,657
                     ------------   ------------      -----------     ----------

Gross profit             953,206        666,391        2,547,493      1,775,730

General & administrative
  expense                689,205        470,672        1,848,454      1,237,947
                     ------------    -----------      -----------     ----------

Operating income         264,001        195,719          699,039        537,783

Other income (expense)
  Interest & other income    580             19            1,998            116
  Interest expense        (6,478)        (9,853)         (15,042)       (31,239)
                     ------------    -----------      -----------    -----------
Income before income
 taxes                   258,103        185,885          685,995         506,660
                     ------------    -----------      -----------    -----------

Provision for income
 taxes                    99,000         71,000          261,000        193,000
                     ------------    -----------      -----------    -----------


Net income           $   159,103     $  114,885       $  424,995     $  313,660
                     ============    ===========      ===========    ===========


Net income per share $       .03     $      .02       $      .07     $      .05
                     ============    ===========      ===========    ===========


Weighted average shares
 outstanding           6,261,326      6,257,480        6,258,762      6,257,480
                     ============    ===========      ===========    ===========













            See accompanying notes to condensed financial statements

                             DIGITAL DICTATION, INC.
                        CONDENSED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                 Nine months ended September 30,
                                                      1997             1996
Net cash flows from operating activities         -------------     -------------
Net income                                       $    424,995      $    313,660
Charges to operations not affecting cash:
        Provision for bad debts                        20,000                 0
        Depreciation and amortization                 259,562           206,650
        Deferred income tax provision                       0           178,000
Changes in operating assets and liabilities:
        Accounts receivable                         ( 506,915)         (318,848)
        Employee receivables                           (2,963)           17,566
        Prepaid expenses and other                     18,589          (  8,409)
        Accounts payable                              179,862           (61,632)
        Accrued payroll and payroll taxes             363,910           173,748
        Current income taxes payable                  195,374            15,000
                                                 -------------     -------------

   Net cash provided by operating activities          952,414           515,735

Cash flows from investing activities:
        Additions to property and equipment        (  687,360)         (177,806)
                                                 -------------     -------------

         Net cash used by investing activities     (  687,360)         (177,806)

Cash flows from financing activities:
        Net decrease in borrowings under line
         of credit                                 (  329,029)         (131,505)
        Proceeds from advance from stockholder              0            36,035
        Dividends paid on earnings prior to
         recapitalization                                   0           (44,791)
        Reduction of balance due stockholder                0           (22,240)
        Reduction of long-term debt                   ( 4,395)          (41,939)
        Reduction of capital lease obligation        ( 24,472)          (61,025)
        Proceeds from sale of common stock              7,500                 0
                                                 -------------     -------------

         Net cash used by financing activities      ( 350,396)         (265,465)

Increase (decrease) in cash                          ( 85,342)           72,464

Cash and cash equivalents at beginning of period       88,815            32,534
                                                 -------------     -------------

Cash and cash equivalents at end of period       $      3,473      $    104,998
                                                 =============     =============






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


Note 2 - Presentation of Financial Statements

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1996.


Note 3 - Property and Equipment

                                                September 30,      December 31,
                                                    1997               1996
                                                -------------     -------------
       Dictation and other equipment            $  2,260,556      $   1,706,294
       Furniture and fixtures                         93,440             84,069
       Leasehold improvements                         64,671             55,083
       Automobile                                     23,958             23,400
       Software                                      158,431             44,850
                                                -------------     --------------
       Total property and equipment                2,601,056          1,913,696
       Accumulated depreciation and amortization  (1,293,275)        (1,033,713)
                                                -------------     --------------

                                                 $ 1,307,781      $     879,983
                                                =============     ==============



Note 4 - Borrowings under Line of Credit

       The Company has a $400,000 line of credit available from Crestar Bank, Inc. through June 30, 1998. Interest is payable at prime plus one per cent per annum (9.5% at September 30, 1997). The line of credit is secured by all assets of the Company. As of September 30, 1997 there were no borrowings under this line of credit.


       Borrowings under this line of credit are solely for working capital purposes. The related loan and security agreement requires the Company to submit financial and business information to the Bank as and when required from time to time. The Company is in compliance with these reporting covenants.

Note 5 - Long-term Debt

                                           September 30,           December 31,
                                               1997                    1996
                                           -------------          -------------
    Automobile installment loan, 10% interest,
     due December 1998                     $      8,663           $      13,058
                                           -------------          --------------
                                                  8,663                  13,058

    Less current portion                         (6,390)                 (5,931)
                                           -------------          --------------
                                           $      2,273           $       7,127
                                           =============          ==============


Note 6 - Capital Leases

       The Company leases various equipment under long-term contracts. Property and equipment includes the following amounts for leases that have been capitalized:
                                           September 30,           December 31,
                                               1997                    1996
                                           -------------          -------------
    Dictation and other equipment          $    104,515           $     104,515
    Allowance for depreciation                  (52,978)                (37,301)
                                           -------------          --------------

                                           $     51,537           $      67,214
                                           =============          ==============



Note 7 - Stock Option Plan

       In March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its full-time employees and directors and reserved 1,300,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. On September 22, 1997 the Board of Directors amended the Plan and authorized an additional 300,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan.

       All options granted have a term of not more than ten years. The vesting periods for options granted under the plan have ranged from immediate to four years. The exercise price for all options granted under the plan have been at fair market value on the date of the grant.

Note 8 - Employee Stock Purchase Plan

       In December, 1996 the Board of Directors approved an Employee Stock Purchase Plan and reserved 150,000 shares of the Company's common stock. No shares have been issued under the Plan as of September 30, 1997.


Note 9 - Employee Benefit Plan

       In March 1997 the Board of Directors established a Section 125 Cafeteria Plan.


Note 10 - Commitments

       The Company rents office space under two agreements which expire August 31, 1999 and October 31, 1999.

       Future minimum lease payments under capital leases for equipment and non-cancelable operating leases for office space, equipment and an automobile as of September 30, 1997 are as follows:

    Year ending                  Capital          Operating
    September  30,               Leases             Leases           Total
                              -------------     -------------    -------------
         1998                 $     34,458      $    131,990      $    166,448
         1999                                        101,433           101,433
         2000                                          3,179             3,179
                              -------------     -------------     -------------
Total minimum lease
 payments                           34,458      $    236,602      $    271,060
                                                =============     =============
Amount representing
 interest                           (1,866)
                              -------------
Present value of net minimum
lease payments (including
$32,592 classified as current)$     32,592
                              =============


     Rent expense under operating leases for the nine months ended September 30, 1997 and 1996 totaled $71,914 and $41,939, respectively.

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

       The Company presently serves thirty-six major hospitals. Twelve are located in the general Washington, DC metropolitan area while the others do not represent any major geographic concentration.

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

                         Employees and Transcriptionists


       As of September 30, 1997, the Company had twenty-nine full-time employees and two part-time employees in its principal executive offices in Vienna, Virginia and its regional marketing office in the Santa Barbara, California. DDI also has arrangements with more than 250 home-based transcriptionists who are either CMT-certified or in the process of becoming certified. Transcriptionists work from their homes, setting their own hours any time during the day or night. The transcriptionists are paid bi-weekly in accordance with the amount of transcription they produce, as opposed to an hourly rate. The Company has subcontract agreements with all of the transcriptionists which specify the quality and delivery requirements and set forth the method and rate for payment.

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

       Total revenue from all contracts each week (the "run rate") is management's key indicator of current financial performance. The acquisition of a new client requires initial start-up expenses prior to the cut-over of service, and thereafter results in an immediate positive impact on the weekly run rate, as revenue is increased by the full weekly amount of the new contract. The weekly run rate was approximately $205,000 as of September 30, 1997 as compared to approximately $145,000 as of as of September 30, 1996. The actual revenues through September 30, together with the current run rate indicates annual revenues for 1997 in excess of $9.6 million is likely.

       Annual revenues for the preceding five fiscal years were as follows:

                              For the year ended December 31,
               1996          1995          1994          1993          1992
           ------------  ------------  ------------  ------------  ------------
Revenues   $ 6,936,730   $ 5,057,585   $ 3,838,076   $ 2,745,897   $ 2,354,043


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

       Revenues for the third quarter of 1997 were 47.2% higher than revenues for the third quarter of 1996 and revenues for the first nine months of 1997 were 38.7% higher than the revenues for the first nine months of 1996. These results were primarily a result of additional hospitals being taken on as clients, without substantial reduction in the existing client base. As of September 30, 1996, the Company was providing services to 26 health care institutions, while currently, DDI is providing services to 36 health care institutions, a net increase of ten new clients.

       Cost of services, which includes all costs related to transcriptionists, telephone and associated equipment depreciation, represented 64.5% of revenues in the third quarter of 1997 as compared to 63.5% in the third quarter of 1996 and. The increase in cost of services as a percentage of revenues is attributable primarily to an increase in telecommunications costs. Telecommunications costs have increased as a percentage of revenues as a result of new clients being farther from the Company's Virginia Operations Center and from the addition of new services requiring additional telecommunications services for delivery. Cost of services are directly related to revenue and it is expected that such costs will continue at the rate of approximately two-thirds of total revenue.

       General and administrative ("G&A") expenses consist primarily of salaries and benefits of all technical, marketing, operations and client support, administrative and executive personnel, occupancy costs, marketing and promotional costs, transcription recruiting and other administrative expenses. G&A expenses were 25.6% and 26.3% of revenue in the third quarter and the first nine months of 1997 versus 25.8% and 24.4% of revenue in the third quarter and first nine months of 1996. G&A expenses increased as a percentage of revenues because of additional personnel expenses in 1997 and the costs associated with the process of acquiring and commencing business with new clients. The Company has otherwise shown the ability to increase its revenue base without a similar percentage increase in fixed expenses in part due to its strategy of nationwide expansion from a central operating facility.


Financial Condition

       At September 30, 1997, the Company held cash and equivalents of approximately $3,500, along with trade receivables of approximately $1,644,000. As necessary to meet temporary cash flow shortages, the Company may draw upon a $400,000 line of credit which remains available through June 30, 1998. Borrowings against the line of credit as of September 30, 1997 were zero compared to borrowings of approximately $133,000 as of September 30, 1996. Net cash flow provided by operating activities was approximately $950,000 for the nine months ended September 30, 1997 and $516,000 for the first nine months in 1996.

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


                                  DIGITAL DICTATION, INC.
                                  (Registrant)



                                      Richard D. Cameron
                                  by:      Richard D. Cameron
                                  Chief Executive Officer


                                       Gerald H. Gruber
                                  By:      Gerald H. Gruber
                                  Chief Accounting & Financial Officer



October 24, 1997