Form 10KSB
period 1997-12-31
DIGITAL DICTATION INC
filed 1998-02-10
CIK 1002665

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

                   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
                         Commission file number 0-27052



                             DIGITAL DICTATION, INC.

                        Incorporated in State of Delaware
                            8230 Old Courthouse Road
                             Vienna, Virginia, 22182
                           Telephone : (703) 848-2830
                  I.R.S. Employer Identification No. 52-1451022


Securities registered pursuant to Section 12(b) of the Act:

              Title of                     Name of each exchange on
             each class                        which registered
            ------------                   ------------------------
                None                                 None

Securities registered pursuant to Section 12(g) of the Act:

                          Common Stock, $.01 par value


Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past ninety days.
                                 YES [X] NO [ ]


Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                     [X]

Revenues for the year ended December 31, 1997 were $10,025,895.

The number of shares outstanding of the Issuer's $.01 par value Common Stock as of January 1, 1998 was 6,281,612. The aggregate market value of voting stock held by non-affiliates of the Registrant as of January 1, 1998 was approximately $674,012.

                       Documents Incorporated by Reference
                                      None.

Transitional Small Business Disclosure Format:   YES  [X]   NO  [ ]

                                     PART I


ITEM 1 - DESCRIPTION OF BUSINESS


                                   The Company

Digital Dictation, Inc. ("DDI", or the "Company"), a Delaware corporation, provides electronic medical information processing services to institutional health care providers, including hospitals and emergency medicine facilities located in various parts of the country. The Company's business involves the transcription of medical reports which have been dictated by physicians and other medical professionals, into computer readable form and/or hard copy. The Company's emphasis is on the management and control of the entire dictation and transcription process for its clients.

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

The  Company  has  developed  and refined an  operating  concept of  centralized management of remote transcription and developed an integrated information processing and dictation control system to support that operating concept. These technological advances, combined with a specific and stated corporate philosophy of achieving total client satisfaction through a focus on operational excellence, have enabled DDI to achieve a four-year record of 38% average per year revenue growth, although there can be no assurances that such annual revenue growth rates will be sustained.

The Company  presently  serves  major  hospitals  located in  Washington,  D.C.,
Virginia, California, Pennsylvania, Washington State, New Jersey, Maryland, Ohio, New York, Michigan, Florida, and Illinois. Representative client hospitals include Sutter Roseville Hospital in Sacramento, California, Michael Reese Hospital and Medical Center in Chicago, St. Francis Medical Center in
Pittsburgh, State University of New York (SUNY) Health Sciences Center in Syracuse, New York, the National Naval Medical Center in Bethesda, Maryland, and Mary Washington Hospital in Fredericksburg, Virginia.

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

DDI has developed a proprietary in-hospital transcription processing system that is electronically linked with the Company's centralized processing system in its Virginia Operations Center. This in-hospital system provides totally automated processing of all incoming transcriptions, enabling the hospital to eliminate clerical positions formerly assigned to transcription processing. Dictated reports are transcribed, edited, transmitted to hospitals, printed, up-loaded to mainframe-based hospital information systems and faxed to physicians, all under computer control, around the clock.

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

The Company generally enters into written contracts with its clients pursuant to which the Company provides medical transcription services for a fixed fee per line of transcription or per transcribed report. These contracts vary in length from one to four years, with the majority of contracts containing an automatic annual renewal clause with a price increase generally in the amount of the consumer price index. Most of the Company's contracts enable the client to terminate the contract at any time without cause by providing sixty days advance written notice.

Management has evaluated opportunities to expand the Company through acquisitions, to expand its service offerings to include overflow transcription services, to diversify its client base to serve physicians' offices, and to sell or license its technology to other companies. Management strongly believes, however, that the growth and profitability of the Company can best be optimized by continuing to focus on DDI's core business, which has produced growth rates in excess of 38% per year for more than four years' running, and resist the temptation to diversify into other areas.

                            The Transcription Process

Physicians are able to dictate relevant patient information into the Company's recording units via telephone from anywhere in the continental U.S. The Company's proprietary software then enables its IMT's located anywhere in the country to dial into the DDI digital dictation systems and transfer dictation directly onto a personal computer equipped with a DDI-provided voice card. The IMT transcribes the dictated material into prescribed document format.

All transcribed material is subject to review by one of the Company's senior transcriptionists, who function as company transcription editors. Transcriptionists are required to "flag" any word or phrase for which they do not understand the meaning. All such "flagged" reports are electronically transmitted to one of the editors prior to transmission to the hospital. The editor then listens to the report and corrects or validates all of the "flagged" words or phrases. The corrected report is returned to DDI for transmission to the hospital; a copy of the corrections is sent to the transcriptionist via internal company e-mail.


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


                           Competition/Market Dynamics

Management believes that the medical transcription services industry is a large, rapidly-growing and highly fragmented service industry. Industry estimates place the number of small transcription companies to be as high as 1,500. Management also believes that this industry is in the beginning stages of a transition from a clerical-based, local cottage industry to a technology-driven, information processing environment, which may result in substantial consolidation among the market participants who are generally ill-equipped and poorly organized to operate successfully in such an environment.

The companies which comprise the outside medical transcription services industry are believed by management to include the following: (1) MRC Group (a roll-up of Medifax/Secrephone, Dictation West and Medical Records Corp.), with estimated annual revenue of approximately $100 million, (2) MedQuist, Inc., a publicly held company, with 1996 annual revenue of $80 million, (3) approximately eight national and regional firms, including the Company, each with estimated annual revenues of from $5 million to $25 million; and (4) as many as 1,500 small, local companies, most of them privately held, with annual revenues of less than $5 million and mostly below $1 million.

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

Another factor impacting on the market development is the evolving need by medical institutions to eliminate paper-based systems in favor of electronic medical records. Currently, an important component of a medical record is the transcribed document. Management believes that the participants in the medical transcription services industry have failed to effectively address the need for electronic interface between the transcription systems and the institutional patient care computer systems.

For these reasons, the Company believes that the medical transcription services industry, in its present condition, is unable to meet the needs of its customer base. The transcription services industry is transcription-driven, technically unsophisticated and locally oriented, while its customers are seeking information-driven, technically sophisticated services which are not limited by geographic boundaries. Management believes that this gap creates enormous opportunities for the companies such as DDI that are culturally and technically prepared to meet the rapidly-evolving requirements of the health care industry. Indeed, during the last two years, at least two, and possibly more venture capital-backed companies have evolved and are developing business models along the lines of ddi's network.

                              Proprietary Software

     All of the Company's applications software has been developed in-house by its employees, and the rights to such software are held exclusively by the Company. All software is protected by copyrights through notices that appear on the computer screen. The Company neither sells nor licenses its software to any other person or firm, nor does it have any plans to do so in the future. DDI considers its proprietary software to be an essential element in its ability to achieve and maintain a competitive advantage. Moreover, Management believes, the use of this software is highly integrated with the organizational structure of the Company, thereby enhancing its operational value to the Company.

                             The Company's Strategy

The fundamental strategy of the Company is to serve the institutional medical transcription market faster and better than any other firm in the industry. The three essential components of this strategy are as follows:
|X| to utilize systems engineering and computer and telecommunications technology to automate the entire transcription management process;
|X| to continue to retain one of the most highly skilled groups of IMT's in the industry; and
|X| to develop an organizational culture that continually strives to exceed the service expectations of clients.

The technology component of the DDI strategy is focused on continuing to create and improve a centralized transcription management and processing system. The Company's centralized transcription processing system enables DDI to serve a national client base efficiently with transcriptionists located throughout the country from a single operations center, while maintaining control of each step of the transcription process. It does not appear there is a cost advantage over traditional one-office medical transcription businesses, or combinations of several local offices into national networks of local businesses. However, the Company believes it obtains several non-cost advantages. For example, DDI is able to develop interfaces to download and upload information from each client's health information and administrative system, and be able to use a standard interface to the DDI side while competitors using many different systems and technologies throughout their national network may be discouraged by having to invent each interface independently. Similarly, centralization permits DDI to manage the consistency of the quality of its services delivered to all clients more easily than if it were to have to manage each location individual office location separately

The transcription component of the Company's strategy recognizes that the IMT is the producer of the product provided to the clients, and that DDI cannot be successful without a productive and loyal network of IMT's. The Company's strategy is to acknowledge dependence upon this group of people and to establish an environment that not only rewards them financially for their efforts, but also provides them with respect for their skills and talents, technical and personal support for their transcription activities and on-going expressions of gratitude and appreciation for their efforts on behalf of the Company. A tangible example of these efforts includes IMT's participate in the Company Stock Option Plan.

The service component of the Company's strategy is to impress the client with a high-quality level of service, so superior that it engenders a significant degree of client loyalty. In part, the service component of the strategy relies on the fact that DDI is not limited in its geographic recruitment for quality IMTs by the location of its clients. This means that all transcription resources are collectively available to service all clients instead of pools of local transcriptionists each available only to specific local clients. This helps to insure that transcription services are available twenty-four hours per day, seven days a week, without regard to vacation schedules, holidays, weather interruptions and the like which impact upon local firms dependent upon smaller numbers of IMTs in a limited geographic area. This focus on customer service will continue to be the cornerstone of DDI, for it is the essential element of the success of the Company.

The three components of the DDI strategy are linked together to form a basic operating approach to the business. Through its commitment to technology, DDI utilizes machines to handle the transactional processes in a controlled and dependable manner and at a lower cost, to support the effective production of transcribed documents by a national transcription network, and to permit operations personnel to focus on dealing with the non-transactional needs of the customers. The strategy of maintaining a high quality group of transcriptionists based upon the principles of respect and appreciation, as well as competitive compensation, enables DDI to continue to attract and retain the best transcriptionists and to continue to enlarge the network to meet the needs of the growing client base.

In an industry characterized, as management believes, by unreliable transaction processing and non-responsive customer service, the DDI strategy is intended to differentiate the Company from all of its competitors in a manner that will support the continuing acquisition of new clients and the on-going retention of the existing client base.

                        Marketing Plans And Sales Service

Having solidified its central operating concept and refined its methods of recruiting and training IMT's, the Company is prepared to launch a major marketing offensive, aimed at exposing and educating potential clients to the benefits that can be realized from a technology-based, quality-focused company. This marketing plan will capitalize on the Company's excellent reputation in the industry and will utilize the willingness of existing clients to testify as to the Company's high level of service. The Company's marketing to date has been conducted primarily by senior management.

The  Company  intends  to  continue  the  same  aggressive   sales  service
techniques that have contributed to its substantial previous growth.

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



             Effects of Year 2000 (Y2K) Millenium Date-Change Issues

The Company has conducted a survey of the hardware and software currently being used in the business and has audited how the software was created, either as software created by DDI or hardware and software purchased from vendors. With respect to the software created by the Company, the tools used to create these programs are Y2K compliant. Furthermore, where changes to the systems are necessary, DDI has current and accurate copies of the source code, and there has been virtually no turnover in the staff that developed these internal systems, so there is a current knowledge base of the smallest details of the systems developed. The software and hardware developed by vendors and used in DDI's business are mostly compliant or have patches available from the vendors to solve the problems for at least two decades into the twenty-first century. Nevertheless, the Company is not currently free of Y2K problems, for the patches have not all been installed, adequate testing to confirm that no unintended consequences will result have not been conducted, and interfaces with hospital systems have not been investigated.

             Discussion of Operating Results and Financial Condition

Revenues

Reference is made to the Company's audited financial statements for the years ended December 31, 1997 and 1996 presented in Part F/S of this report.

The Company has reported average annual growth in revenues over the past four fiscal years of 38%. DDI focuses on securing long-term contracts for full-service (outsourced) medical transcription services rather than overflow services from medical institutions. As a result, each client contract produces a fairly consistent stream of revenue paid on a weekly basis. Annual revenues for the current and preceding four fiscal years were as follows:

                                   For the year ended December 31,
                        1997        1996        1995        1994        1993
                        ----        ----        ----        ----        ----
    Revenues        $10,025,895  $6,936,730  $5,057,585  $3,838,076  $2,754,897

Total revenue from all contracts each week (the "run rate") is management's key indicator of current financial performance. The acquisition of a new client results in an immediate positive impact on the weekly run rate, as revenue is increased by the full weekly amount of the new contract. At the same time, the Company has been able to maintain its existing client base. As of December 31, 1997, the Company's weekly "run rate" had grown to in excess of $215,000, compared to a rate of approximately $140,000 as of December 31, 1996. The year-to-year "run rate" increase is approximately fifty-four percent (54%). As DDI continues to expand its market nationally and exploit its technology and client support, management anticipates the ability to continue to increase annual revenue in line with historic trends, although there can be no assurances that such annual revenue growth rates will be sustained.

Financial condition

At December 31, 1997, the Company held cash and equivalents of approximately $2,500, along with net trade receivables of approximately $1,710,000.

As necessary to finance its growth rate, the Company may draw upon a $500,000 line of credit obtained during 1997 which remains available through December 3, 2002, subject to annual reviews. The Company expects to renew its line of credit beyond that date. Borrowings against the line of credit, which totaled approximately $132,000 as of December 31, 1997, bear interest at prime plus one per cent per annum and are secured by all the assets of the Company. Given that the Company will continue to grow at a rate in excess of its net profit margin, the Company will be required to draw against its line of credit or acquire additional equity funding. Management further believes that projected increases in future revenues will be sufficient to fund the associated increases in operating costs of the Company. Net cash flow from operations was approximately $1,147,000 in 1997 and $465,000 in 1996.

Results of operations

Revenues increased by 45% from 1996 to 1997, and by 37% from 1995 to 1996. Approximately 2% of the increase in revenues in both periods was due to price increases to current customers; the remainder is due primarily to net additional hospitals being taken on as clients. Throughout this period, DDI has continued to provide the same basic level of service at the same general price level, subject to adjustment for CPI increases, to all of its clients, both existing and new. During 1997, DDI was successful in obtaining new clients that were larger in size than the historical average of the "run rate" for its existing clients. This resulted in favorable changes in operating margin, as described below.

Cost of services, which includes all costs related to the IMT's, and telephone and associated equipment depreciation, represented 63.8% of revenue in 1997 as compared to 64.7% in the prior year. Costs of services are generally directly related to revenue and it is expected that such costs will continue at the rate of approximately two-thirds of total revenue. The decrease of .9% as a percentage of revenue compared to 1996 was due primarily to spreading partially-fixed costs, such as depreciation, over a larger value of revenues. As the Company continues to expand nationally by obtaining contracts with institutions located outside the local telephone calling area, and because these new clients are larger in size and require more sophisticated services, the amount of telecommunications services used by the Company will continue to grow as a percentage of revenue. However, the Company instituted a major internal software development project during 1997 to convert its telecommunications facilities from variable cost (based on minutes of usage) to fixed cost of a virtual private network. If this conversion of facilities and software development is successful, and the Company continues to increase its revenues, it will result in future increases in margin as a result of spreading fixed costs over a larger base of revenues.

General and administrative ("G&A") expenses consist primarily of salaries and benefits of all technical, marketing, operations and client support, administrative and executive personnel, occupancy costs, marketing and promotional costs, recruiting and other administrative expenses. G&A expenses as a percentage of revenue increased to 25.9% of revenue in 1997 versus 24.7% of revenue in 1996. There were two primary reasons for the increase, and one reason the increase was not greater than it otherwise would have been. The reasons for the increase are: a) each addition of a new hospital client results in one-time expenses for marketing, sales service, systems and procedures set-up, and commission expenses related to securing the hospital as a client and assuring a smooth and successful cut-over of services to DDI, and b) recruiting expenses and salaries to increase the size and capability of the Company's software systems staff. These expenses are estimated to represent an increase in G&A expense from 1996 to 1997 of 3.0% of revenue. During 1997, DDI initiated a comprehensive re-engineering of its telecommunications platforms and software. The project has not been completed, and some systems development salary and other expense has been deferred until the project is completed and placed in service. The capitalized project costs, if expensed in 1997 would have increased G&A by 1.7% of revenue. There were no such costs in 1996. All other expenses amounted to a decrease of .1% of revenue and were due to spreading of fixed expenses over a larger amount of revenue.

Operating  income  increased by 41% from $729,800 in 1996 to $1,029,503 in 1997.
As  a  percentage  of  revenue,   the  operating  margin  was  10.5%  and  10.3%
respectively in the two years.

Interest expense decreased from $39,187 in 1996 to $23,169 in 1997, primarily reflecting decreased borrowing against the Company's line of credit to finance accounts receivable balances.

                         Employees and Transcriptionists

As of December 31, 1997, the Company had twenty-eight full-time employees in its principal business office in Vienna, Virginia and its Western Regional Office. None of the Company's employees is represented by a labor organization. The
Company has never experienced a strike or work stoppage, and believes its relations with its employees are good.

DDI presently has arrangements with more than 275 home-based transcriptionists who are either CMT-certified or are financially incented by DDI to become certified. Transcriptionists work from their homes, setting their own hours any time during the day or night. The transcriptionists are paid bi-weekly in accordance with the amount of transcription they produce, as opposed to an hourly rate. The Company has independent contractor agreements with all of the transcriptionists which specify the quality and delivery requirements and set forth the method and rate for payment. The agreements with the transcriptionists have no specified duration and may be terminated by either party, without notice, for any reason. The Company, however, has enjoyed productive, long-term relationships with the majority of its transcriptionists who have continued their association with the Company well beyond the completion of the sixty- to ninety-day transition period from the date they began working with the Company.

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


                                        Term as
                                       director
               Name               Age   expires             Position
 -------------------------------- --- ----------  ----------------------------
 Mr. Richard D. Cameron            52    1998     Chief Executive Officer,
                                                  President and Director
 Mr. Bert I. Helfinstein           64    1998     Director
 Mr. Charles C. McGettigan         52    1998     Director
 Mr. Myron A. ("Mike") Wick III    53    1998     Director

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

Mr. Bert I. Helfinstein has served as a director of the Company since March 1996. From 1985 until 1989 Mr. Helfinstein was President and Chairman of the Board of Entre Computer Centers, Inc., a franchiser of retail computer stores. From 1989 until 1992 he was President and Chairman of the Board of Viteq, Inc., a manufacturer of computer peripheral equipment. Since 1993 Mr. Helfinstein has served as Chairman of the Board of Campus Tech. Inc., a PC software distribution company.

Mr. Charles C. McGettigan has served as a director of the Corporation since June 1995. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P. In 1988 Mr. McGettigan co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1984 to 1988 he was a Principal, Corporate Finance, of Hambrecht & Quist, Inc. Prior to that Mr. McGettigan was a Senior Vice President of Dillon, Read & Co. Inc. Mr. McGettigan currently serves on the Boards of Directors of I-Flow Corporation, Modtech, Inc., PMR
Corporation, Sonex Research, Inc., Phoenix Network, Inc, Tanknology - NDE Corporation, Vie de France Corporation, Wray Tech Instruments, Inc., and Onsite Energy, Inc., of which he is the Chairman.

Mr. Myron A. ("Mike") Wick III has served as a director of the Corporation since June 1995. He was a founding partner in 1991 and is a general partner of Proactive Investment Managers, L.P. In 1988 Mr. Wick co-founded McGettigan, Wick & Co., Inc., an investment banking firm. From 1985 to 1988 Mr. Wick was Chief Operating Officer of California Biotechnology, Inc. in Mountain View, California. Mr. Wick currently serves on the Boards of Directors of Children's Discovery Centers of America, Inc., Modtech, Inc., Tanknology - NDE Corporation, and serves as the Chairman of the Board of Directors of Sonex Research, Inc. and Wray Tech Instruments, Inc.

Mr. Gerald H. Gruber, a certified public accountant, became Executive Vice President and Chief Financial Officer beginning on April 8, 1997. Mr. Gruber, 60, was formerly Controller at James Martin Company, a software engineering consulting firm, from 1993 to 1997. Prior to that, from 1988 to 1993, he was Executive Vice President of PracSys Corporation, a financial services company. Mr. Gruber served as Executive Vice President and Chief Financial Officer of PRAXIS Group, Inc., the computer services subsidiary of FPL Group, Inc., a New York Stock Exchange company.

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


ITEM 4 - REMUNERATION OF DIRECTORS AND OFFICERS

The Chief Executive Officer is the Company's president, Mr. Richard D. Cameron, who was compensated at an annual rate of $165,000 in 1997. The Company does not have an employment agreement with Mr. Cameron, and his employment and annual salary are subject to annual review by the Board of Directors. On December 11, 1997 the Board of Directors increased Mr. Cameron's salary to $200,000 annually. In addition, Mr. Cameron is provided with a company car and customary health benefits, and is entitled to receive annual cash performance bonuses equal to 25% of any year-to-year increase in pre-tax profits that exceeds 30%. The amount of such bonus earned by Mr. Cameron for 1997 was $36,000.

In March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its full-time employees, directors, transcriptionists and consultants (the "Option Plan") and reserved up to 1,300,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. The right to purchase shares under the existing Option Plan typically vest over a four-year period beginning on the option's date of grant. Stock options must be exercised within ten years from date of grant. Options have been issued at fair market value. On September 11, 1997, the Board of Directors approved an additional 300,000 shares of common stock reserved under the same terms as described above.


ITEM 5 - SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN SECURITY HOLDERS

As of December 31, 1997, there were 6,281,612 shares of DDI Common Stock issued and outstanding. The following table sets forth as of December 31, 1997 information relating to beneficial ownership by each of the directors and executive officers of the Company, the directors and executive officers of the Company as a group, and any other persons known by the Company to be the beneficial owner of more than ten percent of the currently issued and outstanding common stock of the Company. Unless otherwise noted, all shares are beneficially owned and sole voting and investment power is held by the persons named.

                                        Total Shares
         Name and Address (1)       Beneficially Owned (2)      % Of Class (2)
--------------------------------   ------------------------     --------------
Mr. Richard D. Cameron             3,156,738 (3) (4) (5)              50.21%
Mr. Bert I. Helfinstein               26,000 (5)                        .40%
Mr. Charles C. McGettigan          1,859,630 (4) (5) (6)              29.58%
Mr. Myron A. ("Mike") Wick III     1,839,630 (4) (5) (6)              29.26%
Mr. Gerald H. Gruber                  95,000 (7)                       1.49%

All directors and officers as a
group (five persons)               5,136,368                          79.54%

Proactive Partners, L.P.
50 Osgood Place
San Francisco, CA 94133            1,814,630 (8)                      28.98%

Lagunitas Partners, L.P.
50 Osgood Place
San Francisco, CA 94133            2,714,268 (8)                      43.34%

Gruber & McBaine International
50 Osgood Place
San Francisco, CA 94133            1,919,630 (8)                      30.65%
-------------------------------------------------------------------------------

(1) The business address for each Officer and/or Director is 8230 Old Courthouse Road, Vienna, VA 22182.
(2) The term "shares beneficially owned" encompasses those shares which the reporting person currently owns, or has the right to acquire or the obligation to sell within the next sixty days, either directly or indirectly. The percentage of beneficial ownership of a reporting person assumes the exercise of all such rights held by the reporting person and is computed by increasing the total number of shares of Common Stock outstanding by the number of shares issuable to the reporting person upon the exercise of such rights. Shares which the reporting person has the right to acquire are not deemed to be outstanding, however, for computing the percentage of beneficial ownership of any other reporting person.
(3) Includes 30,000 shares owned by Mr. Cameron's daughter and 72,203 shares owned by Mr. Cameron's wife.
(4) Includes 153,035 shares which may be acquired by Mr. Cameron upon the exercise of currently exercisable options to purchase shares from Proactive at a price of $1.44 per share. Because this agreement relates to shares which have already been issued by the Corporation, the exercise of such rights will not result in an increase in the total number of the Corporation's outstanding shares for purposes of computing the percentage of beneficial ownership of the reporting persons. The right to exercise the options on these shares expires October 30, 1998.
(5) Includes 25,000 shares which may be acquired from authorized but unissued shares of the Corporation, and therefore will result in an increase in the total number of the Corporation's outstanding shares for purposes of computing the percentage of beneficial ownership of the reporting person. The option price of the shares is $.76 per share and the option has a term of ten years.
(6) Represents shares owned directly by Proactive Partners, L.P., which shares could be deemed to be beneficially owned by both Mr. McGettigan and Mr. Wick, who are general partners of Proactive Investment Managers, L.P. , the general partner of Proactive Partners, L.P. Messrs. McGettigan and Wick exercise shared voting and investment control with respect to such shares.

(7) Includes 95,000 shares which may be acquired from authorized but unissued shares of the Corporation, and therefore will result in an increase in the total number of the Corporation's outstanding shares for purposes of computing the percentage of beneficial ownership of the reporting person. The option price of the shares is $1.50 and the option expires June 25, 1998.
(8) Messrs. Gruber and McBaine are general partners of Proactive Investment Managers, L.P., Lagunitas Partners, L.P., and Gruber & McBaine International, and accordingly all of the shares owned by Proactive Partners, L.P., Lagunitas Partners, L.P. and Gruber & McBaine International could be deemed to be beneficially owned by both Mr. McBaine and Mr. Gruber. Messrs. McBaine and Gruber exercise shared voting and investment power with respect to such shares. Proactive Partners, L.P. owns 1,967,665 shares directly and is indirectly attributed to have granted 153,035 shares pursuant to the Agreement described in (4). Lagunitas owns 899,638 shares directly, 1,967,665 shares indirectly through Proactive Partners, L.P., and is indirectly attributed to have granted options requiring sale of 153,035 shares pursuant to the Agreement described in (4). Gruber & McBaine
     International owns 105,000 shares directly, 1,967,665 shares indirectly through Proactive Partners, L.P., and is indirectly attributed to have granted options requiring sale of 153,035 shares pursuant to the Agreement described in (4).



In connection with Proactive's purchase of Mr. Cameron's shares in Digital, Mr. Cameron was initially granted options to purchase up to 459,105 shares of DDI Common Stock now held by Proactive. The right to purchase 153,035 shares expired unexercised. The remaining 306,070 options are exercisable as follows:

                                                  Exercise        Number of
                       Period exercisable          price            shares
  ------------------------------------------     ----------       ----------
  October 31, 1997 through October 30, 1998         $2.16           153,035
  October 31, 1998 through October 30, 1999         $2.88           153,035



ITEM 6 - INTEREST OF MANAGEMENT AND OTHERS IN CERTAIN TRANSACTIONS

None.

                                     PART II


ITEM 1 - MARKET FOR  COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The authorized capital stock of the Company consists of 20,000,000 shares of common stock, $.01 par value (the "Common Stock"). There were 6,281,612 shares of Common Stock issued and outstanding as of December 31, 1997, held by approximately 428 holders of record. The shares for approximately 370 additional beneficial owners are held of record (in "street name") by brokers, dealers, banks, and other entities holding such securities of record in nominee name or otherwise or as a participant in a clearing agency registered pursuant to
Section 17A of the Securities Exchange Act of 1934 (the "Exchange Act").

The Common Stock trades in the over-the-counter market on the OTC Bulletin Board service under the symbol "DGDT". The OTC Bulletin Board is an electronic and screen-based quotation medium, operated and regulated by the National
Association of Securities Dealers, Inc. Quotation information on OTC Bulletin Board stocks is available on stockbrokers' desktop terminals.

A total of 337,006 shares, or 5.4%, of the Common Stock currently outstanding are tradeable in the over-the-counter market. The remaining 5,944,606 of the outstanding shares of Common Stock issued to Mr. Cameron and Proactive in connection with the Merger are considered "restricted shares" and may not be resold currently in public distribution except in compliance with applicable registration requirements or exemptions therefrom. In addition, these shares are subject to the terms of the Shareholders' Agreement with respect to certain matters related to the composition of the Company's Board of Directors and certain employee-related matters.

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


ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The only matters submitted to a vote of security holders during 1997 were the election of directors and ratification of the Company's independent accountants.

ITEM 5 - COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Under federal securities laws, upon the December 23, 1995 effectiveness of its Registration Statement on Form 10-SB filed with the Securities and Exchange Commission (SEC), the Company's directors, officers, and any other persons holding more than 10% of the Company's common stock were required to report their initial ownership of the Company's common stock, and are now also required to report any subsequent changes in that ownership, to the SEC. Such persons are also required to furnish the Company with copies of all such reports that they file. To the best of the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, all of those filing requirements have been satisfied.


ITEM 6 - REPORTS ON FORM 8-K

Not applicable.



                                    PART F/S


FINANCIAL STATEMENTS

Index to financial statements presented on pages 15 to 28:

     Report of independent auditors Financial statements:
         Balance sheets as of December 31, 1997 and 1996 Statements of income for the years ended December 31, 1997 and 1996 Statements of stockholders' equity for the years ended December 31, 1997 and 1996 Statements of cash flows for the years ended December 31, 1997 and 1996 Notes to financial statements

                             DIGITAL DICTATION, INC.

                          AUDITED FINANCIAL STATEMENTS

                     Years Ended December 31, 1997 and 1996

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders
Digital Dictation, Inc.
Vienna, Virginia

We have audited the accompanying balance sheets of Digital Dictation, Inc. as of December 31, 1997 and 1996, and the related statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Digital Dictation, Inc. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






McLean, Virginia
January 26, 1998

                             DIGITAL DICTATION, INC.
                                 BALANCE SHEETS

                                                         December 31,
                  ASSETS - Note 5                   1997              1996
                                               --------------    --------------
Current assets
    Cash and cash equivalents                  $       2,530     $       88,815
    Accounts receivable (net of $40,000
     allowance for doubtful accounts at
     December 31, 1997) - Note 3                   1,709,503          1,156,841
    Employee receivables                               7,605              2,762
    Prepaid expenses and other                        22,898             28,702
                                               --------------     --------------
        Total current assets                       1,742,536          1,277,120

Property and equipment, net - Notes 4 and 8        1,546,079            879,983
                                               --------------     --------------

Total assets                                   $   3,288,615      $   2,157,103
                                               ==============     ==============

    LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Borrowings under line of credit - Note 5   $     132,318      $     329,029
    Accounts payable                                 313,113            151,485
    Accrued payroll and payroll taxes                325,894            115,060
    Current income taxes payable - Note 6            405,575             27,000
    Current portion of long-term debt - Note 7         6,547              5,931
    Current portion of capital lease
     obligations - Notes 8 and 14                     24,314             33,218
    Current deferred income taxes - Note 6            41,000            351,000
                                               --------------     --------------
        Total current liabilities                  1,248,761          1,012,723

Long-term debt, non current portion - Note 7             576              7,127
Capital lease obligations, non current
 portion - Notes 8 and 14                                                23,846
Non current deferred income taxes - Note 6           339,000             69,000

Commitments - Note 14

Stockholders' equity
    Common stock, par value $.01 per share,
     20,000,000 shares authorized, 6,281,612
     and 6,257,480 shares issued and outstanding
     at December 31, 1997 and 1996, respectively      62,816             62,575
    Additional paid-in capital                       610,900            571,496
    Retained earnings                              1,026,562            410,336
                                               --------------     --------------
        Total stockholders' equity                 1,700,278          1,044,407

Total liabilities and stockholders' equity     $   3,288,615       $  2,157,103
                                               ==============      =============

                 See accompanying notes to financial statements

                             DIGITAL DICTATION, INC.
                              STATEMENTS OF INCOME


                                                Years ended December 31,
                                        --------------------------------------
                                            1997                       1996
                                      ---------------            ---------------
Revenues                              $   10,025,895             $    6,936,730
Cost of services                           6,398,276                  4,490,239
                                       --------------             --------------
        Gross profit                       3,627,619                  2,446,491
General and administrative expenses        2,598,116                  1,716,691
                                       --------------             --------------
        Operating income                   1,029,503                    729,800

Other income (expense)
    Interest and other income                  2,892                      2,054
    Interest expense                         (23,169)                   (39,187)
                                       --------------             --------------
                                             (20,277)                   (37,133)
                                       --------------             --------------
        Income before income taxes         1,009,226                    692,667

Income taxes - Note 6                        393,000                    253,000
                                       --------------             --------------

        Net income                     $     616,226              $     439,667
                                       ==============             ==============


Basic earnings per share - Note 13     $         .10              $         .07
                                       ==============             ==============

Diluted earnings per share - Note 13   $         .09              $         .07
                                       ==============             ==============






















                 See accompanying notes to financial statements

                             DIGITAL DICTATION, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY



                                    Years ended December 31, 1996 and 1997
                              -------------------------------------------------
                                            Additional   Retained     Total
                                Common        Paid-in    Earnings  Stockholders'
                                 Stock        Capital    (deficit)    Equity
                               ---------    ---------    ---------    ---------
Balance at January 1, 1996    $   62,575   $  571,496   $  (29,331)  $  604,740

 Net income                                                439,667      439,667
                              -----------  -----------  -----------  -----------

Balance at December 31, 1996      62,575      571,496      410,336    1,044,407

 Issue of Common Stock - Employee
  Stock Purchase Plan
  (18,733 shares)                    187       31,659                    31,846
 Issue of Common Stock upon
  exercise of Stock Options
  (5,399 shares)                      54        7,745                     7,799
 Net income                                                616,226      616,226
                              -----------  -----------  -----------  -----------

Balance at December 31, 1997  $   62,816   $  610,900   $  026,562   $1,700,278
                              ===========  ===========  ===========  ===========



























                 See accompanying notes to financial statements

                             DIGITAL DICTATION, INC.
                            STATEMENTS OF CASH FLOWS

                                                     Years ended December 31,
                                                      1997             1996
                                                  ------------     ------------
Cash flows from operating activities
 Net income                                      $    616,226      $    439,667
 Charges to operations not affecting cash:
        Depreciation and amortization                 371,209           282,132
        Provision for doubtful accounts                40,000
        Net deferred income tax provision             (40,000)          218,000
 Changes in operating assets and liabilities:
        Accounts receivable                          (592,662)         (442,635)
        Employee receivables                           (4,843)           20,262
        Prepaid expenses and other                      5,804            (4,122)
        Accounts payable                              161,628           (60,858)
        Accrued payroll and payroll taxes             210,834           (14,040)
        Current income taxes payable                  378,575            27,000
                                                 -------------     -------------

 Net cash provided by operating activities          1,146,771           465,406
                                                 -------------     -------------

Cash flows from investing activities
    Additions to property and equipment            (1,037,305)         (316,486)
                                                 -------------     -------------

    Net cash used by investing activities          (1,037,305)         (316,486)
                                                 -------------     -------------

Cash flows from financing activities
  Borrowings under line of credit                    (196,711)           64,282
  Proceeds from long-term debt                                           18,000
  Issue of Common Stock - Employee Stock
   Purchase Plan                                       31,846
  Issue of Common Stock -- Stock Option Plan            7,799
  Dividends paid to former stockholder                                  (44,791)
  Principal payments on long-term debt                 (5,935)          (61,332)
  Principal payments on capital lease obligations     (32,750)          (68,798)
                                                 -------------     -------------

    Net cash used by financing activities            (195,751)          (92,639)
                                                 -------------     -------------

 Increase (decrease) in cash and cash equivalents     (86,285)           56,281

 Cash and cash equivalents at beginning of year        88,815            32,534
                                                 -------------     -------------

 Cash and cash equivalents at end of year        $      2,530      $     88,815
                                                 =============     =============






                 See accompanying notes to financial statements

                             DIGITAL DICTATION, INC.
                          NOTES TO FINANCIAL STATEMENTS
                           December 31, 1997 and 1996


NOTE 1 - ORGANIZATION

Digital Dictation, Inc. (the "Company" or "DDI") provides transcription services for various medical facilities. The Company is incorporated in the state of Delaware and commenced operations during 1989.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

Revenue Recognition: Revenue for transcription services is recognized when the services are provided.

Property and Equipment: Property and equipment is stated at cost or, in the case of equipment acquired under capital leases, at the present value of future lease payments, less accumulated depreciation and amortization. Internally developed software costs of $170,596 incurred in 1997 have been capitalized in accordance with an AICPA exposure draft dated December 17, 1996 of a Statement of Position, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use." These costs include $141,989 of salaries and fringe benefits for software developers and $28,607 of telecommunications and outside consultant costs. Repair and maintenance expenditures are charged to operations in the period incurred. Depreciation is computed under the straight line method for financial reporting purposes and accelerated methods for income tax purposes. Equipment, furniture, fixtures, automobile, and leasehold improvements are depreciated over five to seven years. Purchased software is amortized using the straight line method over five years. Internally developed software will be amortized over five years when the system is placed in operation.

Income Taxes: The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

Cash and Cash Equivalents: The Company considers all highly liquid securities purchased with a maturity of three months or less to be cash equivalents.

Net Income Per Share: The Company has adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share" as of December 31, 1997 and restated 1996 earnings per share. Earnings per common share is based on the weighted average shares outstanding during the year. Diluted earnings per common share gives effect to all dilutive potential common shares outstanding during the year.

Stock Options: The Company applies APB Opinion 25 and related Interpretations in accounting for its stock option plans.

NOTE 3 - CONCENTRATION OF CREDIT RISK

The Company provides services on credit to its clients, which are medical facilities located throughout the United States. The Company performs ongoing credit evaluation of its clients and requires no collateral. The Company has had minimal credit losses on its accounts receivable and the allowance for doubtful accounts is considered adequate at December 31, 1997. No allowance was considered necessary at December 31, 1996.

NOTE 4 - PROPERTY AND EQUIPMENT, NET

Property and equipment consists of the following:

                                                         December 31,
                                                 1997                  1996
                                             ------------          ------------
    Dictation and other equipment           $   2,480,673         $   1,706,294
    Furniture and fixtures                         94,157                84,069
    Leasehold improvements                         64,671                55,083
    Automobile                                     23,400                23,400
    Software                                      255,981                44,850
                                            --------------        --------------
                                                2,918,882             1,913,696

    Accumulated depreciation and amortization  (1,372,803)           (1,033,713)
                                            --------------        --------------

                                            $   1,546,079         $     879,983
                                            ==============        ==============

NOTE 5 - BORROWINGS UNDER LINE OF CREDIT

The Company has a $500,000 revolving line of credit with Crestar Bank subject to annual reviews and expires December 3, 2002. This replaces a $450,000 line of credit with Merrill Lynch Business Financial Services, Inc as of June 30, 1997. Borrowings under these lines of credit at December 31, 1997 and 1996 amounted to $132,318 and $329,029, respectively. Interest is payable at prime plus one per cent per annum (9.5% at December 31, 1997). The line of credit is secured by all assets of the Company.

Borrowings under this line of credit are solely for working capital purposes. The related loan and security agreement requires the Company to, among other things, submit annual reviewed financial statements within 120 days after the end of each fiscal year, and unaudited interim financial statements within 20 days after the end of each month. The Company is in compliance with these reporting covenants.

NOTE 6 - INCOME TAXES

The Company is taxed as a C corporation. Effective January 1, 1997 the Company converted from the cash method to the accrual method of reporting for Federal income tax purposes. The cumulative difference between cash and accrual basis tax reporting as of December 31, 1996 is $935,961. One quarter of this amount is required to be included in the Company's taxable income during each of the four years 1997 to 2000.

The provision (benefit) for income taxes for the year ended December 31, 1997 and December 31, 1996 consists of the following:

                                                  1997                 1996
                                             --------------       --------------
   Current tax expense
       Federal                               $     364,000        $      27,000
       State                                        69,000                8,000
                                             --------------       --------------
                                                   433,000               35,000
                                             --------------       --------------

   Deferred tax expense (benefit)
       Federal                                     (34,000)             183,000
       State                                        (6,000)              35,000
                                             --------------       --------------
                                                   (40,000)             218,000
                                             --------------       --------------
   Total                                     $     393,000        $     253,000
                                             ==============       ==============

Components of net deferred tax assets and liabilities as of December 31, 1997 and 1996 are as follows:

                                                  1997                 1996
                                             --------------       --------------
   Deferred tax liabilities:
       Accounts receivable                   $                    $     440,000
       Prepaid expenses                                                   2,000
       Prepaid income taxes                                               6,000
       Property and equipment                      161,000               69,000
       Cash to accrual                             267,000
                                             --------------       --------------
         Total deferred tax liabilities            428,000              517,000
   Deferred tax assets:
       Accounts receivable allowance                15,000
       Moving reserve                               19,000
       Accounts payable                                                  53,000
       Accrued payroll                              14,000               44,000
                                             --------------       --------------
          Total deferred tax assets                 48,000               97,000
                                             --------------       --------------
       Less valuation allowance                       -                    -
                                             --------------       --------------
   Net deferred tax assets                          48,000               97,000
                                             --------------       --------------
   Net deferred tax liabilities as of
    December 31, 1997 and 1996 (including
    $41,000 and $351,000, respectively,
    classified as current)                   $     380,000        $     420,000
                                             ==============       ==============

Income tax expense for the years ended December 31, 1997 and 1996, respectively, differ from the Federal statutory rate as follows:

                                                     Years ended December 31,
                                                     1997                1996
                                                  ---------           ---------
  Statutory Federal income tax rate                  34.0%                34.0%
  Effect of graduated rates                                               (1.5)
  State income taxes, net of Federal tax benefit      4.0                  4.0
  Other                                               0.6                  0.0
                                                  ---------           ---------
                                                     38.6%                36.5%
                                                  =========           =========


NOTE 7 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                           December 31,
                                                      1997              1996
                                                  -----------       -----------
    Automobile installment loan, 10% interest
       due December 1998                        $       7,123     $      13,058
    Less current portion                               (6,547)           (5,931)
                                                --------------    --------------

                                                $         576     $       7,127
                                                ==============    ==============


NOTE 8 - CAPITAL LEASES

The Company leases various equipment under long-term contracts. Property and equipment includes the following amounts for leases that have been capitalized:

                                                            December 31,
                                                     1997              1996
                                                  -----------       -----------
    Dictation and other equipment               $     104,515     $     104,515
    Allowance for depreciation                        (58,204)          (37,301)
                                                --------------    --------------

                                                $      46,311     $      67,214
                                                ==============    ==============

Depreciation of these assets, computed by the straight line method over five years, is included in depreciation expense.

NOTE 9 - FIXED STOCK OPTION PLANS

At December 31, 1997 and 1996, the Company has a stock-based compensation plan, which is described below. The Company applies APB Opinion 25 and related Interpretations in accounting for its plan. Accordingly, no compensation cost has been recognized for its fixed option plan. Had compensation cost for the Company's stock-based compensation plan been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS No. 123, Accounting for Stock Based Compensation, the Company's net income and earnings per share (EPS) for 1997 and 1996 would have been reduced to the pro forma amounts indicated below:

                                                1997                  1996
                                           ---------------       ---------------
         Net income as reported            $      616,226         $     439,667
         Pro forma                         $      563,226         $     408,667

         Basic EPS as reported             $          .10         $         .07
         Pro forma                         $          .09         $         .07

         Diluted EPS as reported           $          .09         $         .07
         Pro forma                         $          .08         $         .07


The effect of applying SFAS No.123 is not likely to be representative of the effects on reported net income for future years due, among other things, to the effects of vesting.

In March 1996, the Board of Directors authorized the establishment of a non-qualified stock option plan for its directors, full-time employees and consultants (the Plan) and reserved 1,300,000 shares of the Company's common stock for issuance upon the exercise of options granted under this Plan. In September, 1997, the Board of Directors approved reserving an additional 300,000 shares of the Company's common stock for issuance upon the exercise of options granted under this Plan. All options granted to date under the Plan are granted at fair market value as of the date of the grant, and have a maximum term of ten years.

The fair value of each option  grant is estimated on the date of grant using the
Black-Scholes   option  pricing  model  with  the  following   weighted  average
assumptions:

                                                1997                  1996
                                              --------             ---------
         Expected volatility                    60%                   60%
         Risk-free interest rate               5.4%                  6.3%
         Expected lives                       4 years               5 years
         Dividend yield                         -                     -

A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996, and changes during the year, is presented below:

                                     1997                       1996
                          --------------------------  --------------------------
                                          Weighted                   Weighted
   Fixed options             Shares    Average Price    Shares     Average Price
   -------------------    -----------   -----------   -----------   -----------
  Outstanding at
     beginning of year       936,346       $ 0.76           -               -
  Granted                    549,925         1.50        936,796         $ 0.76
  Exercised                   (5,399)        1.44           -               -
  Forfeited                 (110,423)         .79           (450)          0.75
                          -----------                 -----------
  Outstanding end of year  1,370,449         1.06        936,346         $ 0.76
                          ===========                 ===========

  Options exercisable
     at end of year          352,421                         -

  Weighted-average fair value
     of options granted
     during the year      $     0.48                   $     0.23
                          ===========                  ===========

The following table summarizes information about fixed stock options outstanding at December 31, 1997:

                       Options Outstanding               Options Exercisable
               -------------------------------------   ------------------------
                   Number       Weighted-   Weighted-     Number     Weighted-
  Range of     Outstanding at    Average     Average   Exercisable    Average
  Exercise      December 31,    Remaining    Exercise  December 31,  Exercise
   Prices          1997       Contract Life   Price       1997         Price
-------------  ------------   -------------  --------  ----------   ----------
$ .75 - $1.00    1,020,975     8.45 years     $  .77     257,421     $  .77
$1.01 - $1.75      166,122     4.33 years       1.50      95,000       1.50
$1.76 - $2.50      183,352     9.83 years       2.27
                ----------                              --------
                 1,370,449     8.13 years     $ 1.06     352,421     $  .97
                ==========                              ========

NOTE 10 - EMPLOYEE BENEFITS

During 1996, the Company established a 401(k) plan for its employees. This plan is funded jointly by employee and employer contributions. Employees are allowed to contribute up to 15% of their salary subject to an overall limitation. The Company contributes 20% of the amount contributed by employees, limited to 5% of the employee's salary. Employer contributions to this plan for the year ended December 31, 1997 and 1996 totaled $7,801 and $3,314 respectively.

In December 1996, the Board of Directors approved an Employee Stock Purchase Plan and reserved 150,000 shares of the Company's common stock. The Company has issued 18,733 shares under the Plan as of December 31, 1997.

In March 1997, the Board of Directors authorized establishing a Section 125 Cafeteria Plan for the Company's employees.

NOTE 11 - CASH FLOW INFORMATION

Non cash investing and financing activities excluded from the statements of cash flows consist of property and equipment acquired under capital leases totaling $104,390 for the year ended December 31, 1996. Net cash provided by operating activities includes interest payments of $23,169 and $39,187 for the years ended December 31, 1997 and 1996, respectively. The Company made income tax payments of $35,425 and $25,000 during 1997 and 1996 respectively.

NOTE 12 - MAJOR CUSTOMERS

The Company has no customer exceeding 10% of total revenues for the year ended December 31, 1997. Revenues from several contracts with the U.S. Naval and two Veterans Administration hospitals aggregated approximately $928,000 for the year ended December 31, 1996. Revenues exceeding 10% of total revenues from one nonprofit hospital group aggregated approximately $867,000 for the year ended December 31, 1996. Revenues exceeding 10% of total revenues from one for-profit hospital group aggregated approximately $750,000 for the year ended December 31, 1996.

NOTE 13 -  EARNINGS PER SHARE DISCLOSURE
                                     Income            Shares       Per Share
                                   (Numerator)    (Denominator)       Amount
                                   -----------     -----------     -----------
For Year Ended December 31, 1997
--------------------------------
Basic earnings per share
  Income available to common
   stockholders                    $   616,266      6,259,765        $    .10

Effect of Dilutive Securities
  Stock options                                       568,018
                                   -----------     -----------      -----------

Diluted earnings per share
  Income available to common stockholders,
   including assumed conversions   $   616,266      6,827,783        $    .09
                                   ===========     ==========        ==========


For Year Ended December 31, 1996
--------------------------------
Basic earnings per share
  Income available to common
   stockholders                    $   439,667       6,257,480       $    .07

Effect of Dilutive Securities
  Stock options                                         95,188
Diluted earnings per share
  Income available to common stockholders,
   including assumed conversions   $   439,667       6,352,668       $    .07
                                   ===========      ==========       ==========

Options to purchase 183,550 shares of common stock at $2.25 to $2.38 per share were outstanding during October to December, 1997 but were not included in the computation of diluted EPS because the options' exercise price was greater than the average market price of the common shares. The options, which expire from October to December, 2007, were still outstanding at the end of 1997.

NOTE 14 - COMMITMENTS

The Company rents office space under two agreements that expire August 31, 1999 and October 31, 1999. DDI leases an automobile under a three year operating lease through July 1998 at a cost of $461 per month. The Company also leases a copier under a three year operating lease through March 18, 2000 at a cost of $554 per month.

The future minimum lease payments under capital leases (see Note 8) and non-cancelable operating leases for office space, equipment, and automobile as of December 31, 1997 are as follows:

                                 Capital             Operating
                                 Leases               Leases           Total
Year Ending December 31,
         1998                 $    25,448        $     101,693      $   127,141
         1999                        -                  72,845           72,845
         2000                        -                   1,661            1,661
                              ------------       --------------      -----------
Total minimum lease payments       25,448        $     176,199       $  201,647
                                                 ==============      ===========

Amount representing interest       (1,134)

Present value of net minimum
 lease payments               $    24,314
                              ============

Rent expense under operating leases for the years ended December 31, 1997 and 1996 totaled $96,356 and $65,827, respectively.

                                    PART III


EXHIBITS LIST


      None

                                                         SIGNATURES


In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     DIGITAL DICTATION, INC.


February _, 1998               By:      /s/ Richard D. Cameron
                                        ----------------------
                                        Richard D. Cameron
                                        Principal Executive Officer

February 4, 1998               By:      /s/ Gerald H. Gruber
                                        ----------------------
                                        Gerald H. Gruber
                                        Principal Financial and Accounting
                                        Officer


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


February __, 1998                       /s/ Myron A. Wick III
                                        -------------------------
                                        Myron A. Wick III
                                        Chairman of the Board of Directors


February __, 1998                       /s/ Charles C. McGettigan
                                        --------------------------
                                        Charles C. McGettigan
                                        Director


February 4, 1998                       /s/ Bert I. Helfinstein
                                        --------------------------
                                        Bert I. Helfinstein
                                        Director


The Registrant will furnish its shareholders with copies of its annual report and proxy statement after the date of this report.