Form 10QSB
period 1998-03-31
DIGITAL DICTATION INC
filed 1998-04-27
CIK 1002665

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549


                                   FORM 10-QSB


                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998




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

The number of shares outstanding of the Issuer's $.01 par value Common Stock as of April 22, 1998 was 6,325,503.

                         PART I - FINANCIAL INFORMATION




ITEM 1.  FINANCIAL STATEMENTS


Index to unaudited condensed financial statements presented on pages 3 to 8:

     Condensed balance sheets as of March 31, 1998 and December 31, 1997

     Condensed statements of income for the three months ended March 31, 1998 and 1997

     Condensed statements of cash flows for the three months ended March 31, 1998 and 1997

     Notes to condensed financial statements

                             DIGITAL DICTATION, INC.
                            CONDENSED BALANCE SHEETS
                                   (Unaudited)

                                             March 31,             December 31,
           ASSETS                              1998                    1997
Current Assets                           ---------------         ---------------
     Cash and equivalents                $      171,140          $        2,530
     Accounts receivable                      1,481,326               1,709,503
     Employee receivables                        13,626                   7,605
     Prepaid expenses and other                  41,998                  22,898
                                          --------------          --------------
         Total current assets                 1,708,090               1,742,536
                                          --------------          --------------

Property and equipment, net                   1,863,093               1,546,079
                                          --------------          --------------

         Total assets                     $   3,571,183            $  3,288,615
                                          ==============          ==============
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
     Borrowings under line of credit      $     214,000            $    132,318
     Accounts payable                           398,830                 313,113
     Accrued payroll and payroll taxes          418,784                 325,894
     Current portion of long-term debt            5,543                   6,547
     Current potion of capital lease
      obligations                                15,395                  24,314
     Current income taxes payable               228,050                 405,575
     Current deferred income taxes               41,000                  41,000
                                         ---------------          --------------
         Total current liabilities            1,321,602               1,248,761

Long-term debt, non-current portion                -                        576

Non-current deferred income taxes               290,000                 339,000

Stockholders' equity
     Common stock, par value $0.01 per share,
      20,000,000 Authorized, 6,325,503 shares
      issued and outstanding at March 31, 1998   63,255                  62,816
     Additional paid-in capital                 672,915                 610,900
     Retained earnings                        1,223,411               1,026,562
                                         ---------------          --------------
          Total stockholders' equity          1,959,581               1,700,278
                                         ---------------          --------------

Commitments - Note 8                               -                       -
                                         ---------------          --------------

Total liabilities & stockholders' equity $    3,571,183           $   3,288,615
                                         ===============          ==============
















                  See accompanying notes to condensed financial
                                  statements.

                             DIGITAL DICTATION, INC.
                          CONDENSED STATEMENT OF INCOME
                                   (Unaudited)

                                         Three months ended March 31,
                                         1998                    1997
                                   ----------------        ----------------
Revenues                            $   2,996,787           $   1,994,391

Cost of services                        1,960,296               1,275,589
                                    --------------          --------------

          Gross profit                  1,036,491                 718,802

General and administrative expenses       716,019                 524,128
                                    --------------          --------------

Operating income                          320,472                 194,674

Other income (expense)
          Interest and other income         3,415                     958
          Interest expense                 (4,038)                 (4,507)
                                    --------------          --------------

Income before income taxes                319,849                 191,125

Provision for income taxes                123,000                  72,000
                                    --------------          --------------

          Net income                $     196,849           $     119,125
                                    ==============          ==============

Basic net income per share          $         .03           $         .02
                                    ==============          ==============
Weighted average shares outstanding     6,289,401               6,257,480
                                    ==============          ==============

Diluted net income per share        $         .03           $         .02
                                    ==============          ==============






















                  See accompanying notes to condensed financial
                                  statements.

                             DIGITAL DICTATION, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                 Three months ended March 31,
                                                    1998              1997
                                               ---------------    --------------
Cash flows from operating activities
Net income                                     $     196,849      $     119,125
  Changes to operations not affecting cash
    Depreciation and amortization                    126,466             74,210
    Deferred income tax provision                    (49,000)              -
  Changes in operating assets and liabilities
    Accounts receivable                              228,177            148,631
    Employee receivables                              (6,021)             1,372
    Prepaid expenses and other                       (19,100)           (11,762)
    Accounts payable                                  85,719            127,494
    Accrued payroll and payroll taxes                 92,890            189,707
    Current income taxes payable                    (177,525)           (10,000)
                                               --------------      -------------

    Net cash provided by operating activities        478,455            638,777
                                               --------------      -------------
Cash flows from investing activities
   Additions to property and equipment              (443,480)          (156,953)
                                               --------------      -------------

   Net cash from investing activities               (443,480)          (156,953)
                                               --------------      -------------

Cash flows from financing activities
   Net (decrease) in borrowing under line of credit   81,682           (329,029)
   Issue of common stock -
        Employee Stock Purchase Plan                  39,932               -
        Exercise of stock options                     22,522               -
   Increase (reduction) of long-term debt             (1,582)            31,905
   Reduction of capital lease obligations             (8,919)            (3,649)
                                               --------------      -------------

   Net cash used by financing activities             133,635           (300,773)
                                               --------------      -------------

Increase in cash                                     168,610            181,051

Cash and cash equivalents at beginning of period       2,530             88,815
                                               --------------      -------------

Cash and cash equivalents at end of period     $     171,140       $    269,866
                                               ==============      =============
















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

NOTE 2 - PRESENTATION OF FINANCIAL STATEMENTS

       The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, reference is made to the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended December 31, 1997.


NOTE 3 - PROPERTY AND EQUIPMENT

                                           March 31,               December 31,
                                             1997                      1997
Dictation and other equipment          $    2,798,267            $    2,480,673
         Furniture and fixtures                96,280                    94,157
         Leasehold improvements                67,146                    64,671
         Automobile                            23,400                    23,400
         Software                             377,269                   255,981
                                       --------------            --------------
         Total Property Assets              3,362,362                 2,918,882
         Accumulated depreciation and
          amortization                     (1,499,269)               (1,372,803)
                                       --------------            --------------
                                       $    1,863,093            $    1,546,079
                                       ==============            ==============


NOTE 4 - BORROWINGS UNDER LINE OF CREDIT

       The Company has a $700,000 line of credit available from Crestar Bank subject to annual reviews and expires December 3, 2002. Interest is payable at prime plus one per cent per annum (9.5% at March 31, 1998). The line of credit is secured by all assets of the Company. There were borrowings of $214,000 under this line of credit at March 31, 1998.

       Borrowings under this line of credit are solely for working capital purposes. The related loan and security agreement requires the Company to submit annual reviewed financial statements within 120 days after the end of each fiscal year, and unaudited interim financial statements within 20 days after the end of each fiscal quarter. The Company is in compliance with these reporting covenants.

NOTE 5 - LONG-TERM DEBT


                                         March 31,               December 31,
                                            1998                      1997

Automobile installment loan, 10%
 interest, due December 1998         $        5,543            $          7,123
                                      -------------             ---------------
                                              5,543                       7,123
         Less current portion                (5,543)                     (6,547)
                                     --------------             ---------------
                                     $         -               $            576
                                     ==============             ===============



NOTE 6 - CAPITAL LEASES

       The Company leases various equipment under long-term contracts. Property and equipment includes the following amounts for leases that have been capitalized:

                                          March 31,               December 31,
                                           1998                      1997

Dictation and other equipment         $      104,515            $      104,515
Allowance for depreciation                   (63,430)                  (58,204)
                                      ---------------           ---------------
                                      $       41,085            $       46,311
                                      ===============           ===============



NOTE 7 - STOCK OPTION PLANS

       In March 1996 the Board of Directors authorized the establishment of a non-qualified stock option plan for its directors, full-time employees and consultants (the "Plan") and reserved 1,300,000 shares of the Company's common stock for issuance upon the exercise of options granted under this plan. In September, 1997, the Board of Directors approved reserving an additional 300,000 shares of the Company's common stock for issuance upon the exercise of options granted under this Plan. All options granted to date under the Plan are granted at fair market value as of the date of the grant, and have a maximum term of ten years.


NOTE 8 - COMMITMENTS

     The Company rents office space under two agreements which expire August 31, 1999 and October 31, 1999. Future minimum lease payments under capital leases for equipment and non-cancelable operating leases for office space, equipment and an automobile as of March 31, 1998 are as follows:

                        Year ending       Capital     Operating
                         MARCH 31,        LEASES        LEASES         TOTAL

                              1999      $   15,995  $  97,479    $    113,474
                              2000                     42,967          42,967
                                        ----------  ---------    ------------
     Total minimum lease payments           15,995  $ 140,446    $    156,441
                                                    =========    ============

     Amount representing interest             (600)

     Present value of net minimum
      lease payments                    $   15,395
                                        ==========


     Rent expense under operating leases for the three months ended March 31, 1998 and 1997 totaled $24,967 and $23,921, respectively.

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



                         EMPLOYEES AND TRANSCRIPTIONISTS

       As of March 31, 1998, the Company had twenty-nine full-time employees. DDI also has arrangements with more than 250 home-based transcriptionists who are either CMT-certified or in the process of becoming certified. Transcriptionists work from their homes, setting their own hours any time during the day or night. The transcriptionists are paid bi-weekly in accordance with the amount of transcription they produce, as opposed to an hourly rate. The Company has subcontract agreements with all of the transcriptionists which specify the quality and delivery requirements and set forth the method and rate for payment.



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

       Total revenue from all contracts each week (the "run rate") is management's key indicator of current financial performance. The acquisition of a new client requires initial start-up expenses prior to the cut-over of service, and thereafter results in an immediate positive impact on the weekly run rate, as revenue is increased by the full weekly amount of the new contract. The Company has been able to maintain its existing client base. The weekly run rate was approximately $225,000 as of March 31, 1998 as compared to approximately $160,000 as of as of March 31, 1997. The current run rate indicates total revenues for 1998 in excess of $11.8 million is likely.

       Annual revenues for the preceding five fiscal years were as follows:

                            FOR THE YEAR ENDED DECEMBER 31,
              1997          1996          1995          1994          1993
         -------------  ------------  ------------  ------------  ------------
Revenues $  10,025,825  $  6,936,730  $  5,057,585  $  3,838,076  $  2,745,897

       The fact that the Company does not accept overflow contracts permits it to anticipate a continuous stream of revenue and to plan and execute improvements in technology and services which are designed to enhance client satisfaction and retention. The Company's record of adding new clients while maintaining existing client loyalty has resulted in a stable and generally predictable annual revenue growth rate. As DDI continues to expand its market nationally and exploit its technology and client support, management anticipates the ability to continue to increase annual revenue in line with historic trends, although there can be no assurances that such annual revenue growth rates will be sustained.

       Revenues for the first quarter of 1998 were 50.3% higher than revenues for the first quarter of 1997 primarily as a result of net additions of hospitals obtained as new clients, and by expansion of services among clients in the existing client base. Quarter-to-quarter price increases have also occurred, but are not a significant reason for the increase in revenues.

       Cost of services, which includes all costs related to transcriptionists, telephone and associated equipment depreciation, represented 63.9% of revenues in the first quarter of 1997 as compared to 65.4% in the first quarter of 1998. The increase in cost of services as a percentage of revenues is attributable primarily to telecommunications costs. Telecommunications costs increased substantially throughout calendar year 1997. During the second half of 1997, an extensive software development program and re-design of the Company's telecommunications network was undertaken. During the first quarter of 1998 there is redundant telecommunications expense as the shift in network facilities begins. Costs of services are and will remain to be directly related to revenue and it is expected that such costs will continue at the rate of approximately two-thirds of total revenue.

       General and administrative ("G&A") expenses consist primarily of salaries and benefits of all technical, marketing, operations and client support, administrative and executive personnel, occupancy costs, marketing and promotional costs, and other administrative expenses. G&A expenses were 26.3% of revenue in the first quarter of 1997 versus 23.9% of revenue in the first quarter of 1998. G&A expenses decreased as a percentage of revenues because of the spreading of fixed costs over a larger amount of revenue in 1998.

       Operating income increased from 9.8% of revenue in the first quarter of 1997 to 10.7% of revenue in the first quarter of 1998. The increase in margin illustrates the Company's ability to increase its revenue base without a similar percentage increases in fixed expenses, which is in part due to its strategy of nationwide expansion from a central operating facility. This is indicated by the fact that revenues increased 50% compared to the first quarter of 1997 while G&A expenses increased from the comparable quarter by approximately 37%.


FINANCIAL CONDITION

       At March 31, 1998, the Company held cash and equivalents of approximately $170,000, along with trade receivables of approximately $1,480,000. As necessary to meet temporary cash flow shortages, the Company may draw upon a $700,000 line of credit ($450,000 as of March 31, 1997) which remains available through December 3, 2002; management expects to be able to renew the line. There were no borrowings against the line of credit as of March 31, 1997 compared to borrowings of $214,000 as of March 31, 1998. Net cash flow from operations was $638,777 for the three months ending March 31, 1997 and $478,455 in 1998. A major reason for the decrease in cash flow relates to the manner in which income taxes were paid in prior years. Until 1996, the Company qualified to use cash basis tax accounting, and thereafter was required to adopt accrual basis tax accounting. The deferred tax liability is being paid over a four year period.

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

                                                   DIGITAL DICTATION, INC.
                                                   (Registrant)


                                                   By:   /s/RICHARD D. CAMERON
                                                         ---------------------
                                                         Richard D. Cameron
                                                         Chief Executive Officer


                                                         /s/GERALD H. GRUBER
                                                         ---------------------
                                                   By:   Gerald H. Gruber
                                                         Chief Financial Officer



April 22, 1998